Form 10-K
period 2012-12-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2013-03-18
CIK 787075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.

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

Yes ☐  No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of $10.72 as quoted on the NASDAQ Global Select Market on June 29, 2012, was $174,474,700. Solely for purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of February 28, 2013 was 16,527,409.

DOCUMENTS INCORPORATED BY REFERENCE: none

1

FIRST FINANCIAL HOLDINGS, INC.

2012 Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

Forward Looking Statements

When used in this Annual Report on Form 10-K, statements in this report that are not statements of historical fact, including without limitation, statements that include terms such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” or “could” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future financial and operating results, plans, objectives, expectations and intentions involve risks and uncertainties, many of which are beyond First Financial Holdings, Inc.’s (“First Financial”) control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the general business environment; general economic conditions nationally and in the States of North Carolina and South Carolina; interest rates; the North and South Carolina real estate markets; the demand for loans; the credit risk associated with lending activities, including changes in the level and trend of delinquent and nonperforming loans and charge-offs; changes in the allowance for loan losses and provision for loan losses for First Federal Bank (“First Federal”) that may be affected by deterioration in the housing and real estate markets; results of examinations by banking regulators, including the possibility that any such regulatory authority may, among other things, require First Federal to increase its allowance for loan losses, write-down assets, change First Federal’s regulatory capital position or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect liquidity and earnings; First Federal’s ability to comply with its loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”); First Financial’s ability to control operating costs and expenses; First Financial’s ability to obtain regulatory approval for acquisitions or other regulatory applications; First Financial’s ability to successfully integrate any assets, liabilities, customers, systems, or management personnel acquired, or may acquire in the future, into its operations and its ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; competitive conditions between banks and non-bank financial services providers; regulatory and shareholder approvals required for the consummation of the proposed merger with SCBT Financial Corporation (“SCBT”); regulatory changes including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations related thereto; and the other risks described as detailed from time to time in filings with the Securities Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors,” in this 2012 Annual Report on Form 10-K as well as subsequently filed Quarterly Reports on Form 10-Q. Other factors not currently anticipated may also materially and adversely affect First Financial’s results of operations, cash flows, and financial condition. There can be no assurance that future results will meet expectations. While First Financial believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. First Financial does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

General

First Financial Holdings, Inc. (which may also be referred to in this document as “we,” “us,” or “our”) is a Delaware corporation which was incorporated in 1987, with its principal executive office located in Charleston, South Carolina. First Financial’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFCH.” First Financial offers integrated financial solutions, including personal, business and wealth management services. First Financial operates principally through its wholly-owned subsidiary, First Federa, a South Carolina-chartered commercial bank founded in 1934. First Federal provides residential mortgage, commercial and consumer loan products, consumer and business deposit products, ATM and debit cards, cash management services, safe deposit boxes, trust and fiduciary services and reinsurance of private mortgage insurance. Other subsidiaries of First Financial include First Southeast Investor Services, Inc. (“First Southeast Investors”), which is a registered broker-dealer and First Southeast 401(k) Fiduciaries, Inc. (“First Southeast 401(k)”), which provides retirement plan consulting and administrative services as a registered investment advisor (“RIA”).

Information as of December 31, 2012 for First Financial’s subsidiaries follows:

Subsidiary	Principal Office	Number of Offices		Total Assets (in millions)		Date Acquired/ Established
First Federal(1)	Charleston, SC	66		$3,215.6		1934
First Southeast Investors	Charleston, SC	24	(2)		(3)	1997
First Southeast 401(k)	Charleston, SC	1	(4)		(4)	2010

(1)	Consolidated totals include its non-financial institution subsidiaries. Total trust and 401(k) retirement assets under management were $782.1 million as of December 31, 2012.
(2)	Includes offices located within a First Federal financial center.
(3)	Revenue was $3.0 million and total assets under management were $519.8 million as of December 31, 2012.
(4)	Conducts business at a First Federal location providing services as an RIA with nominal assets and revenues Total assets under management were $225.9 million as of December 31, 2012.

Change in Fiscal Year

On December 20, 2011, First Financial’s Board of Directors (“the Board”) approved an amendment to Article VIII of First Financial’s bylaws to change the fiscal year end from September 30th to December 31st of each year. The change was effective December 31, 2011 and the current fiscal year began on January 1, 2012 and ended on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. As a result of its change in fiscal year, First Financial filed a Transition Report on Form 10-Q with the SEC on February 9, 2012 which covered the transition period from October 1, 2011 to December 31, 2011. The separate audited financial statements required for the transition period are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Principal Sources of Revenue and Lines of Business

First Financial’s primary source of revenue is interest income on loans, interest and dividend payments from investment securities, and noninterest income, primarily service charges and fees on deposit accounts and mortgage and other loan income. The revenue tends to be influenced by overall economic factors, including market interest rates, business spending and consumer confidence, as well as competitive conditions and residential and commercial real estate conditions within the local markets. Banking activities, which constitute First Financial’s only business segment, are provided by First Federal, the largest financial institution headquartered in the Charleston, South Carolina metropolitan area and the third largest financial institution headquartered in South Carolina, based on asset size.

Prior to September 30, 2011, First Financial had two principal operating segments, banking and insurance, which were evaluated regularly by management and First Financial’s Board in deciding how to allocate resources and assess performance. During fiscal 2011, First Financial sold its insurance agency subsidiary, First Southeast Insurance Services, Inc. (“First Southeast”) and its managing general insurance agency, Kimbrell Insurance Group, Inc. (“Kimbrell”), and their results of operations are now segregated from continuing operations and displayed as (loss) income from discontinued operations on a net basis. As of September 30, 2011, First Financial considered its former Banking and Other business segments to no longer be independent and determined that they are one operating segment. First Financial continues to monitor the revenue streams of its various financial products and services but manages its operations and evaluates its financial performance on a consolidated basis.

Significant Recent Developments

On February 19, 2013, First Financial entered into an Agreement and Plan of Merger (the “Agreement’) with SCBT. Subject to the terms and conditions set forth in the Agreement, First Financial plans to merge with and into SCBT with SCBT continuing as the surviving corporation in the merger. The Agreement also provides that, immediately following the closing of the merger, First Federal will merge with and into SCBT (“SCBT Bank”), a South Carolina banking corporation and wholly owned subsidiary of SCBT, with SCBT Bank continuing as the surviving bank in the merger. At closing, the holding company name will be First Financial Holdings, Inc.

Subject to the terms and conditions of the Agreement, at the closing of the merger, each outstanding share of First Financial common stock will be converted into the right to receive 0.4237 shares of common stock of SCBT, subject to the payment of cash in lieu of fractional shares. Each outstanding share of First Financial’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (“Series A Preferred Stock”) will be converted into the right to receive one share of preferred stock of SCBT, to be designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of the First Financial Series A Preferred Stock.

The merger is expected to close in the third quarter of 2013, subject to customary closing conditions, including (i) approval of the Agreement by First Financial’s shareholders and by SCBT’s shareholders, (ii) receipt of required regulatory approvals without the imposition of a condition that would have or be reasonably likely to have a material adverse effect on First Financial or SCBT, (iii) the absence of any law or order prohibiting the consummation of the merger, (iv) approval of the listing on the NASDAQ Global Select Market of the common stock of SCBT to be issued in the merger and (v) the effectiveness of the registration statement for the common stock of SCBT to be issued in the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of the Internal Revenue Code of 1986.

The Agreement provides certain termination rights for both First Financial and SCBT shareholders and further provides that upon termination of the Agreement under certain circumstances, First Financial and SCBT will be obligated to pay the other party a termination fee of $14.9 million.

Under the terms of the Agreement, SCBT will add five First Financial board members to the combined company’s board. Robert J. Hill, Jr., president and chief executive officer of SCBT, will continue to serve as chief executive officer of the combined company and R. Wayne Hall, president and chief executive officer of First Financial and First Federal, will be named president of the combined company. Robert R. Horger, the current chairman of SCBT, will remain the chairman and Paula Harper Bethea, the current chair of First Financial, will assume the role of vice chair of the board.

The foregoing description of the merger and the Agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is incorporated as Exhibit 2.3 to this Annual Report on Form 10-K. Additional information related to the merger is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments” as well as Note 22 to the Consolidated Financial Statements.

Geographic Locations and Employees

At December 31, 2012, First Financial’s primary subsidiary, First Federal, operated through 66 financial centers located throughout coastal South Carolina, Florence, and Greenville, South Carolina and Wilmington, North Carolina. First Southeast Investors operated from 24 locations, of which 19 are located in First Federal financial centers, and the other offices are predominantly in the upstate region of South Carolina. In aggregate, First Financial subsidiaries employ 880 full-time equivalent employees. Full-time employees and certain part-time employees are eligible to participate in a comprehensive benefits program and are not represented by a collective bargaining agreement. First Financial considers its employee relations to be favorable.

Competition

The financial services industry is highly competitive. First Financial faces competition in attracting deposits and originating loans based on a variety of factors including:

•	interest rates charged on loans;
•	credit and service charges;
•	interest rates offered on deposit accounts;
•	the quality of services rendered;
•	the convenience of banking facilities and other delivery channels; and
•	relative lending limits, in the case of loans to large commercial borrowers.

Direct competition for loans and deposits principally comes from commercial banks, community banks, credit unions, savings and loan associations, brokerage firms, insurance companies, finance companies, mortgage-banking companies and other financial institutions that may not have a physical presence in First Financial’s market areas but solicit business via the Internet and other means. The banking industry continues to consolidate, which presents opportunities for First Financial to gain new business. However, consolidation may further intensify competition if additional financial services companies enter the market areas. Asset size, as well as a greater geographic footprint, gives larger banks certain advantages in competing for business from large corporate customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina. As a result, First Financial concentrates its efforts on individuals and small to medium-sized businesses. First Financial believes it competes effectively in this market segment by offering quality and personalized service.

Charter Conversion

On February 3, 2012, First Financial received approval from the Board of Governors of the Federal Reserve (the “Federal Reserve”) to convert from a savings and loan holding company to a bank holding company and First Federal received approval to become a member of the Federal Reserve System. On February 22, 2012, First Federal (formerly known as First Federal Savings and Loan Association of Charleston) converted from a federal savings and loan association to a South Carolina-chartered commercial bank and became a member of the Federal Reserve System. In connection with First Federal’s conversion, First Financial registered with the Federal Reserve as a bank holding company. As a result of the charter conversion and membership in the Federal Reserve System, the South Carolina State Board of Financial Institutions (“SC Board”) and the Federal Reserve serve as First Federal’s primary regulators. The Federal Reserve also serves as First Financial’s primary regulator. In addition to retaining its bank holding company status, First Financial also became a financial holding company on December 13, 2012.

As a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides application and supervision standards for de novo state member banks and converting thrifts. The guidance includes standards for senior management and directors, policies, cash flows between the bank and the holding company ongoing monitoring and capital levels, among other things. With respect to capital levels, the guidance provides that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a state member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.97% at December 31, 2012.

Available Information

All of First Financial’s electronic filings with the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on First Financial’s website, www.firstfinancialholdings.com. First Financial’s filings are also available through the SEC’s website at www.sec.gov. In addition, First Financial makes available on its website the charters for its Compensation/Benefits, Audit, Corporate Governance/Nominating and Executive Committees of the Board as well as its Corporate Governance Principles and Corporate Code of Business Conduct and Ethics Policy. The information on First Financial’s website does not constitute a part of this report and is not incorporated by reference into this report.

Regulation and Supervision

First Financial and First Federal are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect First Federal’s depositors, not First Financial’s shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on First Financial’s business and prospects. In addition, First Financial’s operations may be affected by legislative changes and the policies of various regulatory authorities. First Financial cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on its business and earnings in the future.

The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of such laws and regulations on First Financial’s operations but is intended to summarize some material provisions.

Recent Legislative and Regulatory Developments

Emergency Economic Stabilization Act and Troubled Asset Relief Program

The Congress, United States Department of the Treasury (“Treasury”) and the federal banking regulators have taken broad actions since early September 2008 to address the volatility and disruption in the United States (“US”) banking system. As a result, the following regulatory and governmental actions have been announced.

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies under the Troubled Asset Relief Program (the “TARP”). The Treasury also allocated $250 billion towards the TARP Capital Purchase Program (the “CPP”), pursuant to which the Treasury purchased debt or equity securities from participating institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

On December 5, 2008, as part of the TARP CPP, First Financial entered into a Letter of Agreement and Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury pursuant to which it issued and sold to the Treasury (i) 65,000 shares of Series A Preferred Stock, and (ii) a ten-year warrant to purchase up to 483,391 shares of its common stock with an initial exercise price of $20.17 per share, for an aggregate purchase price of $65.0 million in cash. On September 29, 2009, First Financial completed a qualified equity offering as defined in the Purchase Agreement and the number of shares exercisable under the warrant was adjusted to 241,696 shares of common stock. The Series A Preferred Stock qualifies as Tier 1 capital and is entitled to cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter, but will be paid only if, as, and when declared by First Financial’s Board. The Series A Preferred Stock has no maturity date and ranks senior to common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of First Financial. On March 29, 2012, the Treasury completed the sale of its $65.0 million Series A Preferred Stock investment in First Financial to private investors through a registered public offering. There was no impact to First Financial’s financial condition or operating results due to the transaction.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the US economy. The Recovery Act specified appropriations of approximately $787 billion for a wide range of Federal programs and increased or extended certain benefits payable under the Medicaid, unemployment compensation and nutrition assistance programs. The Recovery Act reduced individual and corporate income tax collections and made a variety of other changes to tax laws. The Recovery Act also imposed certain limitations on compensation paid by participants in TARP.

On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, and to increase assessment rates effective on January 1, 2011. As of December 31, 2012, First Financial had an outstanding prepaid balance of $4.7 million. The March 31, 2013 invoice will be applied against any balance and the remaining amount will be refunded during 2013.

In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, was based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as First Financial, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements and any findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Dodd-Frank Act

On July 21, 2010, the US President signed into law the Dodd-Frank Act, which created a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act also created a new independent federal regulator to administer federal consumer protection laws. Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase First Financial’s operating and compliance costs. The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as First Financial. The Dodd-Frank Act also stipulated capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness practices.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extended unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012 (such unlimited deposit insurance has now expired). The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments, which are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

The Dodd-Frank Act required publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so−called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorized the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not. The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Effective July 21, 2011, the Dodd-Frank Act prohibited a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

Effective July 21, 2012, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act now applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012. Effective July 21, 2012, the Dodd-Frank Act also prohibited an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

The Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Effective October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as First Federal, the restrictions could negatively impact bankcard income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act (the “GLBA”) and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as First Federal, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act allowed borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. On January 13, 2013, the CFPB published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permitted states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Basel Committee on Banking Supervision

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the US implementation of the new capital and liquidity standards on First Financial and First Federal is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations. At this point, First Financial cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, First Financial cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on its business and earnings in the future.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of First Financial in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings and loan associations, credit unions and other financial institutions. First Financial cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to First Financial or First Federal could have a material effect on their business.

First Financial Holdings, Inc.

First Financial owns 100% of the outstanding capital stock of First Federal, and therefore is considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, First Financial is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the SC Board regulates and monitors all significant aspects of First Financial’s operations.

Permitted Activities

Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for its subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;
•	operating a non-bank depository institution, such as a savings and loan association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	performing selected insurance underwriting activities;
•	providing specified management consulting and counseling activities; and
•	performing selected data processing services and support services.

Under the Bank Holding Company Act, a bank holding company, such as First Financial, may file an election with the Federal Reserve to be treated as a financial holding company, and engage in an expanded list of financial activities. The election requires that all of a company’s insured depository institution subsidiaries are “well capitalized” and “well managed” and that the Community Reinvestment Act (“CRA”) rating of each subsidiary bank must be satisfactory or better.

In addition to retaining its bank holding company status, First Financial also became a financial holding company on December 13, 2012. As such, it may engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, securities underwriting and dealing and making merchant banking investments in commercial and financial companies. If First Federal ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on First Financial’s ability to conduct these broader financial activities. In addition, if First Federal receives a CRA rating of less than satisfactory (as discussed below), First Financial would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, First Financial fails to continue to meet any of the prerequisites for financial holding company status, including those described above, First Financial must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If First Financial does not return to compliance within 180 days, the Federal Reserve may order First Financial to divest its subsidiary banks or First Financial may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that had elected to be treated as a financial holding company.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control will be rebuttably presumed to exist unless a person acquires no more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength

There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance fund in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Based on Federal Reserve policy, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial safety and soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of First Federal.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements

The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to First Federal and are described below under “First Federal.” Subject to capital requirements and certain other restrictions, First Financial is able to borrow money to make a capital contribution to First Federal, and these loans may be repaid using dividends paid from First Federal. First Financial is also able to raise capital for contribution to First Federal by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Dividends

Since First Financial is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve.

In accordance with a policy statement issued by the Federal Reserve regarding the payment of dividends by bank holding companies, the Federal Reserve may generally restrict or prohibit the payment of dividends if (i) First Financial’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) First Financial’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; (iii) First Financial will not meet, or is in danger of not meeting, its minimum regulatory capital ratios; or (iv) the Federal Reserve otherwise determines that the payment of dividends would constitute an unsafe or unsound practice. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of First Financial to pay dividends or otherwise engage in capital distributions. In addition, since First Financial is a legal entity separate and distinct from First Federal and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of First Federal to pay dividends to it, which is also subject to regulatory restrictions as described below in “First Federal – Dividends.”

South Carolina State Regulation

As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act of 1996, First Financial is subject to limitations on sale or merger and to regulation by the SC Board. First Financial is not required to obtain the approval of the SC Board prior to acquiring the capital stock of a national bank, but First Financial must notify them at least 15 days prior to doing so. First Financial must receive the SC Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First Federal

First Federal operates as a state-chartered Federal Reserve member bank and is subject to the supervision and regulation of the SC Board and the Federal Reserve. Deposits in First Federal are insured by up to applicable limits by the Deposit Insurance Fund of the FDIC. The SC Board and the Federal Reserve regulate or monitor virtually all areas of First Federal’s operations, including:

•	adequacy of capitalization and loss reserves;
•	loans;
•	interest rates or fees chargeable on loans;
•	investments;
•	deposits;
•	interest rates payable on deposits;
•	borrowings;
•	establishment and closure of branches;
•	issuances of securities;
•	payment of dividends;
•	mergers;
•	corporate reorganizations;
•	maintenance of books and records;
•	security devices and procedures; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

The Federal Reserve requires that First Federal maintain specified ratios of capital to assets and imposes limitations on First Federal’s aggregate investment in real estate, bank premises and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

First Federal is required to calculate three ratios: the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis (which is also known as the “leverage ratio”), the ratio of Tier 1 capital to risk-weighted assets and the ratio of total capital to risk-weighted assets. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and US Treasury securities, have a zero risk weighting. Some assets, such as government agency secured mortgage-backed securities, loans and other real estate owned (“OREO”) covered under loss share agreements with the FDIC, and the FDIC indemnification asset, have a 20% risk weighting. Other assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Finally, assets such as commercial and consumer loans have a 100% risk weighting. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both First Financial and First Federal are generally 4% for leverage, 4% for Tier 1 capital and 8% for total capital. To be eligible to be classified as “well capitalized,” First Federal must generally maintain a leverage ratio of 5% or more, a Tier 1 capital ratio of 6% or more, and total capital ratio of 10% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below. In addition, as a result of First Federal’s charter conversion and Federal Reserve membership in February 2012, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides, among other things, that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a state member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.97% at December 31, 2012.

Prompt Corrective Action

The FDICIA established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The Federal Reserve and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Federal Reserve regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

	Well Capitalized	Adequately Capitalized	Under Capitalized	Significantly Under Capitalized	Critically Under Capitalized
Total Capital to risk-weighted assets[1]	≥10%	≥8%	<8%	<6%
Tier 1 Capital to risk-weighted assets[1]	≥6	≥4	<4	<3
Tier 1 Leverage[2]	≥5	≥4	<4	<3
Tangible equity to total assets	N/A	N/A	N/A	N/A	<2%

[1]	Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities - goodwill - accumulated other comprehensive income (loss) - other intangible assets
[2]	Tier 1 Capital to quarterly average assets

In addition, a well-capitalized institution cannot be subject to any order or written directive to meet and maintain a specific capital level for any capital measure; an adequately capitalized institution cannot make a capital distribution that would result in the institution becoming undercapitalized; and undercapitalized, significantly undercapitalized, and critically undercapitalized institutions fail to meet the required minimum level for any relevant capital measure.

If the Federal Reserve determines, after notice and an opportunity for hearing, that First Federal is in an unsafe or unsound condition, the regulator is authorized to reclassify First Federal to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If First Federal is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in First Federal’s normal market area for deposits accepted from within its normal market area or national rate paid on deposits of comparable size and maturity for deposits accepted outside First Federal’s normal market area. Moreover, if First Federal becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the Federal Reserve that is subject to a limited performance guarantee by First Financial. First Federal also would become subject to increased regulatory oversight and would be increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital, to the owners of the institution if following such a distribution the institution would be undercapitalized. If payment of such a management fee or the making of such would cause First Federal to become undercapitalized, it could not pay a management fee or dividend to First Financial.

As of December 31, 2012, First Federal was deemed to be “well capitalized.”

As noted above, in December 2010, the Basel Committee adopted the Basel III capital rules, intended to establish new capital requirements for certain banking organizations. On November 9, 2012, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for their proposed capital rules for US banking institutions was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received. At this point, First Federal cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Standards for Safety and Soundness

The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits.

The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the Federal Reserve determines that First Federal fails to meet any standards prescribed by the guidelines, the agency may require First Federal to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Reserve. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination

The Federal Reserve requires First Federal to prepare annual reports on its financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	asset quality; and
•	interest rate risk exposure.

Insurance of Accounts and Regulation by the FDIC

First Federal’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulatory authority an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including First Federal, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of First Federal’s deposit insurance.

Transactions with Affiliates and Insiders

First Financial is a legal entity separate and distinct from First Federal and its other subsidiaries. Various legal limitations restrict First Federal from lending or otherwise supplying funds to First Financial or its non-bank subsidiaries. First Financial and First Federal are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of First Federal’s capital and surplus and, as to all affiliates combined, to 20% of First Federal’s capital and surplus. In addition, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. First Federal is forbidden to purchase low quality assets from an affiliate.

As noted above, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd−Frank

Act prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

First Federal is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends

First Financial’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from First Federal. As a South Carolina chartered bank, First Federal is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SC Board or the Commissioner of Banking, First Federal is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SC Board. Under Federal Reserve regulations, a dividend cannot be paid by First Federal if it would be less than well-capitalized after the dividend. The Federal Reserve may also prevent the payment of a dividend by First Federal if it determines that the payment would be an unsafe and unsound banking practice.

Branching

Under current South Carolina law, First Federal may open branch offices throughout South Carolina with the prior approval of the SC Board. In addition, with prior regulatory approval, First Federal will be able to acquire existing banking operations in South Carolina. In addition, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where state laws have historically only permitted banks chartered by that state to open de novo branches.

Anti-Tying Restrictions

Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act

The CRA requires that the Federal Reserve evaluate the record of First Federal in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on First Federal.

The GLBA made various changes to CRA, including CRA agreements with private parties must be disclosed and annual CRA reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory CRA rating in its latest CRA examination.

Financial Subsidiaries

Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Consumer Protection Regulations

Activities of First Federal are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by First Federal are subject to state usury laws and federal laws concerning interest rates. First Federal’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of First Federal also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers

First Federal and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. In addition, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. First Financial and First Federal are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease-and-desist orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act

The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the US government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating US laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (the “FBI”) can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. First Federal can be requested to search its records for any relationships or transactions with persons on those lists. If First Federal finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury, is responsible for helping to insure that US entities do not engage in transactions with “enemies” of the US, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If First Federal finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. First Federal has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. First Federal actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. First Federal performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is First Federal’s policy not to disclose any personal information unless required by law. The Federal Reserve and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. First Federal is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Like other lending institutions, First Federal utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21

The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Federal Home Loan Bank System

First Federal is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and Boston, which are two of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board, are required to be fully secured by sufficient collateral as determined by the FHLB.

Effect of Governmental Monetary Policies

First Financial’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the US government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects on the levels of bank loans, investments and deposits through its open market operations in US government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley generally applies to all companies, both US and non-US, that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, such as First Financial. Sarbanes-Oxley includes very specific additional disclosure requirements and new corporate governance rules. It required the SEC and securities exchanges to adopt extensive additional disclosures, corporate governance and related rules and mandates. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, the relationship between a board of directors and management and between a board of directors and its committees.

Other Regulatory Matters

First Financial and its subsidiaries are subject to examinations by the SEC, NASDAQ and various state securities regulators. First Financial and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

Legislation is introduced from time to time in the US Congress that may affect the operations of First Financial and First Federal. In addition, governing regulations may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect both entities and they cannot predict whether any such changes may occur.

ITEM 1A. RISK FACTORS

An investment in our common stock involves certain risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below, which could affect the value of your investment in the future. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. The risk factors described in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that could have a material adverse effect on our business, including our operating results and financial condition. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks and you could lose all or part of your investment.

First Financial believes that its primary risk exposures, among others, are credit, market, liquidity, operational, legal, reputational and strategic. Credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation. Credit risk assessment also entails making sure that lending standards continue to evolve to keep up with developments in the marketplace. Market risk is the risk to a financial institution’s condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, or equity prices. Liquidity risk is the potential that an institution will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Operational risk is the potential that inadequate information systems, operational problems, breaches in internal controls, cyber-attacks, fraud, or unforeseen catastrophes will result in unexpected losses. Legal risk is the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect First Financial’s operations or condition. Failure to abide by extensive rules and regulations from the SEC as well as federal and state banking authorities can lead to governmental investigations and sanctions. Reputational risk is the potential that negative publicity regarding an institution’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. This risk is a function of the compatibility of First Financial’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

Effective risk management practices require active oversight, participation, and interaction by and between the Board and executive management. Executive management has established appropriate risk committees and sub-committees as external and internal circumstances warrant.

General Business Risks

A large portion of our loan portfolio is secured by residential and commercial real estate. Continued deterioration in residential and commercial real estate values could lead to additional losses, which may have a negative impact on our capital and financial condition and results of operations.

At December 31, 2012, $2.0 billion or 79.3% of our loan portfolio was secured by residential and commercial real estate properties. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. The decline in residential and commercial real estate values due to the downturn in the housing market and weakness in the economy has reduced the value of the real estate collateral securing these loans and has increased the risk that we will incur losses if borrowers default on their loans.

We originate commercial real estate loans for various purposes which are secured by commercial properties. These loans typically involve higher principal amounts than residential or consumer loans and, if non-owner occupied, repayment is normally dependent on income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans may expose us to greater credit risk than loans secured by residential mortgages because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial real estate loan, our holding period for the collateral may be longer than for a residential mortgage loan because there may be fewer potential purchasers of the collateral. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2012, our commercial real estate loans totaled $491.6 million or 19.7% of our loan portfolio and approximately 48.2% of these loans are owner occupied.

Construction and land loans totaled $146.4 million or 5.9% of our loan portfolio at December 31, 2012. Land loans include raw land, residential lot financing primarily for individuals, land acquisition and development loans and loans secured by land used for business purposes. Construction and land development loans are based on estimates of costs and value associated with the completed projects. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value (“LTV”) ratio. These loans typically involve higher principal amounts and repayment is substantially dependent on the success of the finished project as well as the ability of the borrower to sell or lease the property or obtain permanent take-out financing. If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and may incur a loss.

Residential loans with high LTV ratios are more sensitive to declining property values than those with lower combined LTV ratios and therefore may experience a higher incidence of default and severity of losses. On occasion, there have been residential first mortgages originated under specific lending programs that allow borrowers to obtain up to 100% of the appraised value and finance closing costs, resulting in an LTV at origination of 100% or greater. At December 31, 2012, we had $90.9 million of residential mortgage loans originated with LTVs of 100% or greater. We generally require private mortgage insurance in order to reduce our exposure on loans with LTVs greater than 80% at origination. Our exposure is also reduced for loans guaranteed under Veterans Administration (“VA”) or Federal Housing Administration (“FHA”) programs. Residential mortgage loans with an original LTV of 100% or greater, which were not guaranteed or did not have private mortgage insurance, totaled $62.2 million at December 31, 2012. There was an additional $297.8 million of loans with original LTVs between 80% and 100% that were not guaranteed or did not have private mortgage insurance as of December 31, 2012.

At December 31, 2012, $384.7 million or 15.4% of our loan portfolio, consisted of home equity loans, and the risks associated with these loans, including the risk of higher rates of delinquency and defaults, will continue to increase if housing prices continue to decline. Certain borrowers currently have little or no equity remaining in their properties due to declining valuations. In addition, as of December 31, 2012, manufactured housing loans totaled $280.1 million or 11.2% of our loan portfolio. Manufactured housing lending involves additional risks as a result of higher LTVs usually associated with these types of loans. The values of manufactured homes decline over time and higher levels of inventories of repossessed and used manufactured homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses inherent in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general allowance, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and
•	our specific allowance, based on our evaluation of impaired loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.

The value of real estate in our market area has been substantially affected by the current economic environment, increased levels of inventories of unsold homes and higher foreclosure rates. As a result, property values have declined substantially and slow housing conditions have affected some borrowers’ ability to sell completed development projects in a timely manner. While certain of our markets are experiencing some stability in economic conditions and real estate value, if current national trends in unemployment, housing and real estate market declines and weaknesses in the economy continue, we may experience increases in delinquent loans, nonperforming assets and credit losses. As a result, we may be required to record a higher provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations. If real estate values decline further, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

Higher levels of delinquent and nonperforming loans and charge-offs may affect our provision for loan losses, which totaled $20.1 million for the year ended December 31, 2012. If our levels of delinquent and nonperforming loans and charge-offs increase, our allowance for loan losses may not be adequate, and we may be required to make further increases in our provision for loan losses and to charge-off additional loans, which could adversely affect our results of operations. No assurance can be given that we will not sustain credit losses requiring additions to the provision for loan losses in excess of present levels.

We may be subject to losses resulting from repurchase requests arising out of our residential mortgage business.

Like other companies with residential mortgage loan origination and servicing operations, we face the risk of litigation and claims from investors in mortgage loans originated or serviced by us (or securities backed by such loans). Included among these potential claims are claims by investors seeking the repurchase of loans where the loans allegedly breached origination covenants or representations and warranties made to the investors in the applicable purchase and sale agreements. During 2012, we repurchased $541 thousand of loans previously sold. While we do not believe that future repurchase obligations will materially change our financial condition or results of operations, our future repurchases are dependent on economic factors, investor demand strategies, housing market trends and other circumstances, which are beyond our control and, accordingly, there can be no assurance that our repurchases will not increase in the future. Future repurchases could result in increases to our net charge-offs, provision for loan losses and noninterest expenses.

The recent negative developments in the financial industry, the domestic and international credit markets and the economy in general may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolios.

Negative developments that began in the latter half of 2007 and that have continued through 2012 in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have shown deterioration at our bank and at many other institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and financial institution and financial institution holding company stock prices in particular, have been negatively affected, as has the ability of financial institutions and their holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA, the TARP CPP, and the Dodd-Frank Act, have been adopted. There can be no assurance that these government actions will achieve their purpose. In addition, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement orders. Negative developments in the financial industry, the domestic and international credit markets, and the economy in general and the impact of new legislation in response to those developments, may negatively impact our business operations, including our ability to originate or sell loans and materially and adversely impact our results of operations and financial condition. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Our business is predominately conducted throughout coastal South Carolina, as well as in the Florence, and Greenville, South Carolina and Wilmington, North Carolina markets; continuation of the economic downturn in our primary market area could negatively impact our results of operations and our financial condition.

Because of our geographic concentration in South Carolina and North Carolina, continuation of the economic downturn in these markets could make it more difficult to attract deposits, originate quality loans and could cause higher rates of loss and delinquency on our loans than if our assets were more geographically diversified. Adverse economic conditions in our primary market areas, including, without limitation, declining real estate values, could cause our levels of nonperforming assets and loan losses to increase. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our net interest income may decline based on the interest rate environment.

Our profitability is dependent in large part on our net interest income. Differences in volume, yields or interest rates and differences in income earning products such as investment securities and portfolio loans and interest-bearing liabilities such as deposits and borrowings determine our net interest income. We are exposed to changes in general interest rate levels and other economic factors beyond our control. Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. Depending on the terms and maturities of our assets and liabilities, we believe it is more likely than not a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, recession, unemployment, money supply, monetary policy and other changes that affect financial markets both domestic and foreign. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

In addition, our mortgage operations provide a portion of our noninterest income. We generate mortgage revenues primarily from gains on the sale of residential mortgage loans pursuant to programs currently offered by Fannie Mae, Ginnie Mae or Freddie Mac and retain the servicing of sold loans. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors, which would decrease mortgage revenues in noninterest income. In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage activities, such as salaries and employee benefits, other loan expense and other costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Further economic downturns may adversely affect our investment securities portfolio and profitability.

During the fiscal year ended December 31, 2012, we recognized $503 thousand in other-than-temporary-impairment (“OTTI”) charges associated with our investment securities portfolio. These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of the underlying securities caused by, among other things, constant default rates, severity of losses, geographic property value reductions, projected collateral losses, a change in historical prepayment speeds and a deterioration in the current level of subordination. We closely monitor these and our other investment securities for changes in credit risk. The valuation of our investment securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment. The valuation of our investment securities will also continue to be influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board (“FASB”) guidance on fair value accounting and default rates for specific collateralized mortgage obligations (“CMOs”) and collateralized debt obligations (“CDOs”), rating agency actions and the prices at which observable market transactions occur. The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMOs and CDOs by selling them. Accordingly, if market conditions do not improve or deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings and shareholders’ equity could be adversely affected.

If we are unable to continue to attract or retain core deposits, to obtain third party borrowings on favorable terms or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting our ability to generate funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

We derive liquidity primarily through core deposit (checking, savings and money market accounts) growth and through the maturity, sale and cash flows from both investment securities and loans. Additionally, we have access to borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the FHLB, the Federal Reserve and other correspondent banks. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources and our liquidity position could be significantly constrained.

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

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. The financial services industry continues to experience an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than First Federal. In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve. This competition could reduce our net income by decreasing the number and size of the loans that we originate and the interest rates we charge on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner or rely on financial statements that do not comply with GAAP or are materially misleading.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

Our potential inability to integrate companies we may acquire in the future could expose us to financial, execution and operational risks that could negatively affect our financial condition and results of operations. Acquisitions may be dilutive to common shareholders.

On occasion, we may engage in a strategic acquisition when we believe there is an opportunity to strengthen and expand our business. In addition, such acquisitions may involve the issuance of stock, which may have a dilutive effect on earnings per share. To fully benefit from such acquisition, however, we must integrate the administrative, financial, sales, lending, collections and marketing functions of the acquired company. If we are unable to successfully integrate an acquired company, we may not realize the benefits of the acquisition, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to exposure from potential asset quality issues, losses of key employees or customers, difficulty and expense of integrating operations and systems and significant unexpected liabilities after the consummation of these acquisitions. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in a goodwill impairment charge, which would adversely affect our results of operations.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned on our compliance with certain requirements under the agreements.

We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on certain assets we acquired in FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protections, we must comply with certain requirements imposed by the agreements. Ongoing compliance risk under the loss share agreements with the FDIC is considerable and the event of noncompliance could result in coverage under the loss share being disallowed; increasing the actual losses to us. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Our loss share agreement with the FDIC will not cover all of our losses on the loans we acquired.

Although we have entered into loss share agreements with the FDIC under which the FDIC will bear a significant portion of the losses related to the specified loan portfolios, we are not protected for all losses resulting from charge-offs with respect to these loans. The loss share agreements have limited terms (five years for losses on non-single family estate loans, and ten years for losses on single-family residential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off, related expenses or losses that we experience after the term of the loss share agreements, and any such charge-offs could have a negative effect on our financial condition and results of operations.

The FDIC required that we make a “true-up” payment to the FDIC if our realized losses are less than expected.

The Plantation loss share agreement contains a provision that obligates us to make a “true-up” payment to the FDIC if the realized losses are less than expected. The “true-up” calculation may be made after the fifth anniversary of the agreement and could potentially be evaluated for an additional three years. Any such “true-up” payment that is materially higher than the $3.5 million we have recorded as of December 31, 2012 could have an adverse effect on our financial condition and results of operations.

Negative public opinion regarding our company and the financial institutions industry in general could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion regarding our company and the financial institutions industry in general, is inherent in our business. Negative public opinion can result from actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we have taken steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

We are exposed to a possible loss of our senior management team and key employees. If we were to lose key employees, we may experience a disruption in our relationship with certain customers.

We are dependent on the continued efforts and abilities of our key employees and our executive officers. Our success depends, in large part, on our ability to retain our current key employees and attract new skilled people. Competition for the best people in most of our business activities can be intense and we may not be able to hire or retain sufficiently skilled people. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of customers if they were to follow that employee to a competitor. Also, as we continue to grow operations, our success depends on our ability to continue to attract, manage and retain qualified middle management personnel. While we believe that our relationship with our senior management team, other key employees and key producers is good, we cannot guarantee that we will continue to attract or retain such personnel.

We are no longer subject to the US Treasury’s standards for executive compensation, and our compensation expense may increase.

As a result of our participation in the CPP, we were subject to the US Treasury’s standards for executive compensation and corporate governance during the period in which the US Treasury held shares of our Series A Preferred Stock. However, upon the completion of the US Treasury’s sale of all of its shares of our Series A Preferred Stock in March 2012, these executive compensation and corporate governance standards ceased to apply to First Financial. Our compensation expense for our executive officers and other senior employees may increase in future periods.

A failure in, interruption in or breach of our operational or security systems or infrastructure, or those of our third party service providers or other third parties, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or cause losses.

We rely heavily on communications and information systems to conduct our business and are dependent on our ability to create and maintain an appropriate operational and organizational infrastructure. Our dependence on automated systems may further increase the risk that technical failures of or tampering with those systems will result in operational or systemic disruption that could be challenging to remediate or losses that are difficult to detect. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies; the use of the internet and telecommunications technologies to conduct financial transactions; and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As customer, public and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber-attacks.

Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries or vendors that provide service or security solutions for our operations and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber-attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, result of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Proposed Merger with SCBT

On February 19, 2013, First Financial entered into the Agreement with SCBT pursuant to which First Financial plans to merge with and into SCBT, with SCBT continuing as the surviving corporation (referred to as the “merger”). The Agreement also provides that, immediately following the closing of the merger, First Federal will merge with and into SCBT Bank, with SCBT Bank continuing as the surviving bank in the merger. The following are risks to be considered in connection with the proposed merger.

First Financial cannot be sure of the market value of the merger consideration that First Financial shareholders will receive as a result of the proposed merger with SCBT.

Upon completion of the merger, each share of First Financial common stock will be converted into the right to receive 0.4237 of a share of SCBT common stock, subject to the payment of cash in lieu of fractional shares. The market value of the merger will vary from the closing price of SCBT common stock on the date we announced the merger, on the date that the proxy statement/prospectus is mailed to our shareholders for the special meeting to, among other things, approve the merger, on the date of the special shareholders meeting, on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

Any change in the market price of SCBT common stock prior to completion of the merger will affect the market value of the merger consideration that First Financial’s shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of SCBT common stock or shares of our common stock.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on the resulting institution’s ability to realized the anticipated benefits and cost savings from continuing the businesses of First Financial and SCBT. However, to realize these anticipated benefits and cost savings, the businesses of First Financial and SCBT must be successfully combined. The anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

First Financial has operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert the attention of management and resources and could result in deposit attrition or other adverse operational results. These integration matters could have an adverse effect on First Financial during the pre-merger transition period and on the combined company following the merger.

The merger is subject to the receipt of consents and approvals from government entities that may impose condition that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from the Federal Reserve, the FDIC, the SC Board and other various domestic and foreign banking, securities, antitrust, and other regulatory authorities. These government entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger is not completed, First Financial will have incurred incremental expenses without realizing the expected benefits of the merger.

First Financial has incurred incremental expenses in connection with the negotiation and planned completion of the transactions contemplated by the Agreement. If the merger is not completed, First Financial will have to recognize these expenses without realizing the expected benefits of the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of our common stock to decline.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the First Financial and the SCBT shareholders and that no injunction by any court of competent jurisdiction preventing the consummation of the merger shall be in effect. If any condition to the merger is not satisfied or waived, to the extent permitted by law, the merger will not be completed. In addition, First Financial and SCBT may terminate the Agreement under certain circumstances even if the merger is approved by First Financial and SCBT shareholders, including but not limited to if the merger has not been completed on or before December 31, 2013. If First Financial and SCBT do not complete the merger, the market price of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect First Financial’s business, financial results, financial condition and stock price.

The market price of SCBT common stock after the merger may be affected by factors different from those currently affecting the shares of First Financial or SCBT.

The businesses of First Financial and SCBT differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent result of operations of First Financial and SCBT.

The Agreement limits First Financial’s ability to pursue an alternative acquisition proposal and required First Financial to pay a termination fee of $14.9 million under limited circumstances relating to alternative acquisition proposals.

The Agreement prohibits First Financial and SCBT from soliciting, initiating or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Agreement. The Agreement also provides for the payment by First Financial or SCBT of a termination fee in the amount of $14.9 million in the event that the other party terminates the Agreement for certain reasons. These provision might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of First Financial from considering or proposing such an acquisition.

Legal and Regulatory Risks

We are subject to extensive and evolving regulations, which could restrict our activities, have an adverse impact on our operations and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Effective July 21, 2011, First Financial became subject to Federal Reserve regulation and effective February 3, 2012, in conjunction with its charter change, First Federal became subject to regulation, supervision and examination by the SC Board and the Federal Reserve, in addition to being regulated by the FDIC as insurer of its deposits. Also, as a member of the FHLB, First Federal must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. First Federal’s activities are also regulated under consum0er protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations. In addition, we have non-bank operating subsidiaries from which we derive income. First Southeast Investors engages in providing investment management services, which is also heavily regulated at both a state and federal level.

In addition, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease-and-desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Financial reform legislation enacted by the US Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

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

The Dodd-Frank Act also created the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on

Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the US and around the world, known as Basel III. On June 7, 2012, the Federal Reserve Board, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompasses certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as First Financial, and non-bank financial companies that are supervised by the Federal Reserve Board. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to First Financial and First Federal.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for First Financial and First Federal could, among other things, result in lower returns on invested capital, require the issuance of additional capital, adversely affect our ability to pay dividends, require us to reduce business levels and result in regulatory actions if we were to be unable to comply with such requirements.

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

Risks Related to an Investment in Our Common Stock

Since First Financial is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In accordance with this policy statement, the Federal Reserve may generally restrict or prohibit the payment of dividends if (i) First Financial’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) First Financial’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; (iii) First Financial will not meet, or is in danger of not meeting, its minimum regulatory capital ratios; or (iv) the Federal Reserve otherwise determines that the payment of dividends would constitute an unsafe or unsound practice. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of First Financial to pay dividends or otherwise engage in capital distributions.

Since First Financial is a legal entity separate and distinct from First Federal and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of First Federal to pay dividends to it. As a South Carolina chartered bank, First Federal is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SC Board or the Commissioner of Banking, First Federal is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SC Board. Under Federal Reserve regulations, a dividend cannot be paid by First Federal if it would be less than well-capitalized after the dividend. The Federal Reserve may also prevent the payment of a dividend by First Federal if it determines that the payment would be an unsafe and unsound banking practice.

In addition, as a result of First Federal’s charter conversion and Federal Reserve membership, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides application and supervision standards for de novo state member banks and converting thrifts. The guidance includes standards for, among other things, cash flows between the bank and the holding company and capital levels. With respect to capital levels, the guidance generally provides that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a state member bank, which could under certain circumstances limit First Federal’s ability to pay a dividend to First Financial. First Federal had a Tier 1 leverage capital ratio of 9.97% at December 31, 2012.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

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

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

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

On March 29, 2012, the US Treasury completed the sale of its $65.0 million in First Financial Series A Preferred Stock to private investors through a registered public offering. If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, or if we choose not to redeem the preferred stock at that time, the cost of this capital will increase on that date, from 5.0% per annum ($3.3 million annually) to 9.0% per annum ($5.9 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and our financial results.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our Certificate of Incorporation and Bylaws, the corporate law of the State of Delaware and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock. These provisions include: supermajority voting requirements for certain business combinations with any person who beneficially owns 15% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board and for proposing matters that shareholders may act on at shareholder meetings, a requirement that only directors may fill a vacancy on our Board, and supermajority voting requirements to remove any of our directors. Our Certificate of Incorporation also authorizes our Board to issue preferred stock and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the regulatory banking agencies.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

First Financial’s corporate offices are located on Mall Drive in Charleston, South Carolina. This site is also the location of the commercial banking, wealth management, operations and administrative groups for First Federal, as well as the main office for First Southeast Investors and First Southeast 401(k). At December 31, 2012, First Financial’s subsidiaries operated through locations primarily along coastal South Carolina, Florence and Greenville, South Carolina and Wilmington, North Carolina. In addition, the non-bank subsidiaries have leased locations in Columbia and the upstate region of South Carolina. First Federal has 66 financial centers, of which 38 are owned, 14 are leased offices, and 14 are leased spaces inside a major retailer. In addition, First Federal leases properties for off-site ATMs and owns land for potential future branch locations. First Southeast Investors has 24 leased offices, of which 19 are located in a First Federal financial center. The owned locations do not have any major encumbrances and most of the leases have renewal or purchase options. At certain locations, a portion of the building is leased to unaffiliated tenants under long-term contracts. Additional information related to First Financial’s premises and equipment is incorporated herein by reference from Note 7 to the Consolidated Financial Statements.

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

On March 5, 2013, an alleged shareholder of First Financial filed a lawsuit in the Court of Chancery in the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., naming First Financial, members of the Board and SCBT as defendants. This lawsuit is purportedly brought on behalf of a putative class of First Financial’s common shareholders and seeks a declaration that it is properly maintainable as a class action, with the plaintiff as the proper class representative. The lawsuit alleges that First Financial, First Financial’s Board and SCBT breached duties and/or aided and abetted such breaches by failing to obtain adequate consideration for First Financial’s shareholders in the merger. Among other relief, the complaint seeks to enjoin the merger. First Financial believes that the claims asserted are without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

First Financial’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFCH.” There were 5,202 shareholders of record and beneficial owners as of December 31, 2012. The following table presents First Financial’s high and low stock prices and cash dividends paid per share during each quarter for the last two fiscal years as well as the transition reporting period.

			Cash Dividend
	High	Low	Declared
Year ended December 31, 2012
Quarter ended March 31, 2012	$12.24	$8.82	$0.050
Quarter ended June 30, 2012	12.40	8.49	0.050
Quarter ended September 30, 2012	14.21	10.12	0.050
Quarter ended December 31, 2012	14.49	12.00	0.050

Transition Period
Quarter ended December 31, 2011	$9.24	$3.06	$0.050

Year ended September 30, 2011
Quarter ended December 31, 2010	$12.74	$9.63	$0.050
Quarter ended March 31, 2011	13.19	9.62	0.050
Quarter ended June 30, 2011	11.65	8.45	0.050
Quarter ended September 30, 2011	9.63	3.74	0.050

The timing and amount of cash dividends to be paid is determined by the Board and is dependent upon First Financial’s earnings, capital position, financial condition and other relevant factors. Other restrictions on First Financial’s ability to pay dividends are incorporated herein by reference from “Item 1. Business – Regulation and Supervision” as well as Note 12 to the Consolidated Financial Statements.

Equity Compensation Plan Information

Equity compensation plan information is provided under Item 12 of this Annual Report and is incorporated herein by reference.

Issuer Purchases of Equity Securities

First Financial did not repurchase any equity securities during the fiscal year ended December 31, 2012.

Stock Performance Graph

The following graph compares the cumulative total return of First Financial’s common stock with the SNL Bank Index and the NASDAQ Bank Index since September 30, 2007. The SNL Bank Index is a market capitalization weighted index which includes all Major Exchange (NYSE, NYSE Amex, NASDAQ) banks in SNL’s coverage universe (over 350 banks but not First Financial). The NASDAQ Bank Index (symbol: IXBK) is a market capitalization weighted index which includes over 650 banks listed on NASDAQ (including First Financial). Both indices are designed to effectively represent the performance of the broad and diverse US banking industry. The presentation assumes that $100 was invested at the closing price on September 30, 2007 in First Financial’s common stock and in each index and that all dividends were reinvested. The returns shown are not necessarily indicative of future performance.

	Period Ending
Index	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	12/31/11	12/31/12
First Financial Holdings	100.00	87.41	54.79	38.87	14.32	32.08	47.80
SNL Bank Index	100.00	72.95	51.12	46.42	36.65	40.98	55.31
NASDAQ Bank Index	100.00	82.89	59.39	59.25	50.86	59.64	70.79

ITEM 6. SELECTED FINANCIAL DATA

Change in Fiscal Year

On December 20, 2011, First Financial’s Board approved an amendment to change the fiscal year end from September 30th to December 31st of each year. The change was effective December 31, 2011 and the current fiscal year began on January 1, 2012 and ended on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011, and is presented in this Annual Report.

Discontinued Operations

As a result of First Financial’s sale of First Southeast, which was completed on June 1, 2011, and Kimbrell, which was completed on September 30, 2011, the financial condition, operating results, and the gain or loss on the sales, net of transaction costs and taxes, for these subsidiaries have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this document and, as such, are presented as discontinued operations. While all prior periods have been revised retrospectively to align with this treatment, these changes do not affect First Financial’s reported consolidated financial condition or operating results for any of the prior periods.

Non-GAAP Measures

In addition to results presented in accordance with GAAP, the summary of selected consolidated financial data table includes non-GAAP financial measures such as the tangible book value per common share, efficiency ratio, pre-tax pre-provision earnings and tangible common equity to tangible assets ratio. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business and performance trends and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Although First Financial believes the above non-GAAP financial measures enhance investors’ understanding of First Financial’s business and performance, these non-GAAP measures should not be considered in isolation or as a substitute for GAAP basis financial measures. Reconciliations of the non-GAAP measures are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Use of Non-GAAP Financial Measures” discussed below.

Summary of Selected Financial Data
	Year Ended	Quarter Ended		Years Ended
(dollars in thousands, except per share data)	December 31, 2012	December 31, 2011		September 30, 2011	September 30, 2010	September 30, 2009	September 30, 2008
Summary of Operations
Interest income	$157,265	$37,612		$160,284	$180,869	$188,767	$174,736
Interest expense	29,014	8,713		42,269	54,322	66,479	83,036
Net interest income	128,251	28,899		118,015	126,547	122,288	91,700
Provision for loan losses	20,136	7,445		109,901	125,194	66,883	16,939
Net interest income after provision for loan losses	108,115	21,454		8,114	1,353	55,405	74,761
Noninterest income	76,433	32,770		47,495	45,947	34,722	40,567
Noninterest expense	136,345	28,886		116,902	112,577	94,514	84,045
Income (loss) from continuing operations before income tax	48,203	25,338		(61,293)	(65,277)	(4,387)	31,283
Income tax expense (benefit) from continuing operations	19,390	9,766		(23,672)	(25,969)	(2,243)	12,165
Income (loss) from continuing operations	28,813	15,572		(37,621)	(39,308)	(2,144)	19,118
(Loss) income from discontinued operations, net of tax	—	—		(3,565)	2,519	2,607	3,520
Extraordinary gain on acquisition, net of tax	—	—		—	—	28,857	—
Net income (loss)	$28,813	$15,572		$(41,186)	$(36,789)	$29,320	$22,638
Preferred stock dividends	3,250	813		3,250	3,252	2,663	—
Accretion on preferred stock	637	153		591	556	431	—
Net income (loss) available to common shareholders	$24,926	$14,606		$(45,027)	$(40,597)	$26,226	$22,638

Net income (loss) per common share:
Basic	$1.51	$0.88		$(2.72)	$(2.46)	$2.24	$1.94
Diluted	1.51	0.88		(2.72)	(2.46)	2.24	1.94
Market price, end of period	13.08	8.93		4.01	11.14	15.97	26.18
Book value per common share	14.20	12.84		12.31	15.32	18.03	15.69
Tangible book value per common share (non-GAAP)[1]	13.71	12.69		12.16	13.02	15.64	12.59
Dividends	0.200	0.050		0.200	0.200	0.405	1.020
Shares outstanding, end of period	16,527	16,527		16,527	16,527	15,897	11,692
Balance Sheet Summary, at year end
Assets	$3,215,558	$3,146,964		$3,206,310	$3,323,015	$3,510,287	$2,973,994
Investment securities	290,267	457,730		469,561	473,372	561,296	412,479
Loans	2,495,324	2,385,457		2,355,334	2,564,348	2,661,742	2,348,527
Allowance for loan losses	44,179	53,524		54,333	86,871	68,473	23,990
Deposits	2,595,333	2,239,198		2,302,857	2,415,063	2,319,533	1,868,126
Borrowings	280,204	608,204		605,204	555,439	797,956	893,205
Shareholders’ equity	299,641	277,178		268,506	318,190	351,649	183,478
Balance Sheet Summary, average for the year
Assets	$3,247,666	$3,153,286		$3,287,067	$3,398,843	$3,349,677	$2,863,121
Investment securities	376,684	469,925		455,552	508,144	583,518	418,647
Loans	2,579,225	2,428,743		2,557,507	2,637,613	2,595,321	2,248,516
Allowance for loan losses	49,277	54,178		77,991	79,927	47,196	19,007
Deposits	2,521,544	2,272,036		2,375,258	2,387,636	2,133,515	1,867,705
Borrowings	403,142	565,114		571,875	642,351	901,720	773,672
Shareholders’ equity	287,523	279,066		300,705	339,072	266,265	186,219
Performance Metrics from Continuing Operations
Return on average assets	0.89%	1.98%		(1.15)%	(1.16)%	(0.06)%	0.67%
Return on average shareholders’ equity	10.02	22.32		(12.51)	(11.59)	(0.81)	10.27
Net interest margin (FTE)[2]	4.24	3.91		3.84	3.95	3.83	3.41
Net interest margin, adjusted (non-GAAP)[1]	4.09	3.91		3.84	3.95	3.83	3.41
Efficiency ratio (non-GAAP)[1]	67.92	70.42		70.60	63.97	58.51	63.64
Pre-tax pre-provision earnings (non-GAAP)[1]	68,339	32,783		48,608	59,917	62,496	48,222
Performance Metrics from Consolidated Operations
Return on average assets	0.89%	1.98%		(1.25)%	(1.08)%	0.01%	0.79%
Return on average shareholders’ equity	10.02	22.32		(13.70)	(10.85)	0.17	12.16
Capital Ratios
Equity to assets	9.32%	8.81%		8.37%	9.58%	7.95%	6.50%
Tangible common equity to tangible assets (non-GAAP)[1]	7.07	6.67		6.27	6.55	7.16	5.01
Dividend payout ratio	13.25	5.68		(7.35)	(8.13)	18.08	52.58
Tier 1 leverage capital ratio[3]	10.54		(3)	(3)	(3)	(3)		(3)
Tier 1 risk-based capital ratio[3]	14.89		(3)	(3)	(3)	(3)		(3)
Total risk-based capital ratio[3]	16.16		(3)	(3)	(3)	(3)		(3)
Tier 1 leverage capital ratio (First Federal)[4]	9.97	8.92		8.26	8.47	7.67	7.32
Tier 1 risk-based capital ratio (First Federal)[4]	14.10	12.35		11.26	11.27	9.77	9.75
Total risk-based capital ratio (First Federal)[4]	15.37	13.61		12.53	12.55	11.02	10.75

[1]	See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%.
[3]	The quarter ended March 31, 2012 represented the first period holding company ratios for First Financial were required to be filed with the Federal Reserve included within FR Y-9C, Consolidated Financial Statements for Bank Holding Companies .
[4]	Capital ratios beginning with the quarter ended March 31, 2012 for First Federal are based on reporting requirements for financial institutions filing FFIEC 041, FDIC Consolidated Reports of Condition and Income. Prior period ratios are reported based on superseded regulatory requirements previously issued by the Office of Thrift Supervision.
31

Summary of Selected Financial Data (continued)
	Year Ended	Quarter Ended	Years Ended
(dollars in thousands, except per share data)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010	September 30, 2009	September 30, 2008
Asset Quality Metrics
Allowance for loan losses as a percent of loans	1.77%	2.24%	2.31%	3.39%	2.57%	1.03%
Allowance for loan losses as a percent of nonperforming loans	89.30	112.19	126.64	61.54	85.00	116.27
Nonperforming loans as a percent of loans	1.98	2.00	1.82	5.50	3.03	0.88
Nonperforming assets as a percent of loans and other repossessed assets acquired		2.83	4.48	5.94	3.82	1.07
Nonperforming assets as a percent of total assets	2.11	2.17	3.38	4.61	2.92	0.84
Net loans charged-off as a percent of average loans [1]	1.17	1.39	6.05	4.05	1.02	0.37
Net loans charged-off	$29,481	$8,254	$142,439	$106,796	$26,532	$8,377
Asset Quality Metrics Excluding Nonperforming Loans Held for Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of loans and other repossessed assets acquired	2.70%	2.83%	2.82%	5.94%	3.82%	1.07%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	2.11	2.17	2.10	4.61	2.92	0.84
Asset Quality Metrics Excluding Acquired Covered Loans
Allowance for loan losses as a percent of legacy loans	1.94%	2.39%	2.47%	3.66%	2.83%	1.02%
Allowance for loan losses as a percent of legacy nonperforming loans	108.23	177.35	227.09	66.15	85.58	116.27
Nonperforming loans as a percent of legacy loans	1.79	1.34	1.09	5.54	3.31	0.88
Nonperforming assets as a percent of legacy loans and other repossessed assets acquired	2.17	1.91	3.58	5.82	3.93	1.07
Nonperforming assets as a percent of total assets	1.54	1.37	2.52	4.16	2.72	0.84
Asset Quality Metrics Excluding Acquired Covered Loans and Nonperforming Loans Held for Sale
Nonperforming assets excluding nonperforming loans held for sale as a percent of legacy loans and other repossessed assets acquired	2.17%	1.91%	1.79%	5.82%	3.93%	1.07%
Nonperforming assets excluding nonperforming loans held for sale as a percent of total assets	1.54	1.37	1.23	4.16	2.72	0.84

[1]	Quarter ended December 31, 2011 data is annualized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of First Financial’s financial condition and results of operations and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the fiscal year ended December 31, 2012, the quarter ended December 31, 2011, and the fiscal year ended September 30, 2011; and the significant changes in balance sheet items from September 30, 2011 to December 31, 2012; and is intended to help the reader understand, from management’s perspective, the Consolidated Financial Statements, Notes to Consolidated Financial Statements and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on First Financial’s operations and financial condition.

Nature of First Financial’s Business

First Financial has two primary sources of revenue, net interest income and noninterest income. Net interest income is the difference between interest income, the income earned on loans and investments and interest expense, the interest paid on deposits and borrowings. Noninterest income represents fees and other revenue from financial services provided to customers. The majority of noninterest income comes from service charges and fees on deposit accounts and mortgage and other loan income.

First Financial’s revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace, as well as residential housing markets in the communities it serves. First Financial’s earnings and business are affected by the general economic and political conditions in the US and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve. First Federal strives to manage the effects of interest rates through its asset/liability management process but the effect of fluctuating economic conditions and federal regulatory policies on First Financial’s future profitability cannot be predicted with any certainty. General economic conditions in the primary markets First Financial serves have begun to show some stabilization, as evidenced by the unemployment rate for the Charleston, South Carolina metropolitan statistical area (“MSA”) decreasing from 7.8% in November 2011 to 6.8% in November 2012 (most recent available data). The leading index for South Carolina (as defined by the Federal Reserve) also has improved in recent months, increasing from 2.01% in November 2011 to 3.89% in November 2012. First Financial has a credit policy in place to address credit risk, the effect of the economy on credit risk and its potential effect on future periods. One of the primary factors in determining potential loss given default is to evaluate the trend residential and commercial property values. The Case-Shiller Housing Index tracks residential home inventory, sales and prices in the twenty largest MSAs in the US. The Case-Shiller index for the Charlotte MSA (the closest market to those markets served by First Financial) has also improved in recent months, from -2.6% in October 2011 to 4.1% in October 2012 (with any value over zero displaying positive trends).

Moody’s Commercial Property Price Index is a compilation of 20 indices based on commercial property type in areas throughout the US. This index also improved from 137.44 in October 2011 to 144.10 in October 2012. While all of these metrics were better than the most prior year, their improvements are relatively small yet display a general stability in the economic conditions of First Financial’s primary markets.

Significant Developments

Under terms of the Agreement entered into on February 19, 2013, First Financial plans to merge with and into SCBT. First Financial common shareholders will receive 0.4237 shares of SCBT common stock for each share of First Financial common stock, subject to the payment of cash in lieu of fractional shares, which equated to an estimated deal value at announcement of $302.4 million in aggregate, based on SCBT’s closing stock price on February 19, 2013. The merger is expected to close in the third quarter of 2013, subject to customary closing conditions, regulatory approval, and the approval of both First Financial and SCBT shareholders. Additional information related to the potential merger is incorporated herein by reference from Note 22 to the Consolidated Financial Statements.

During the second quarter of 2012, First Financial initiated a number of transactions to better position its balance sheet. The repositioning is expected to enhance net interest income, noninterest income and net interest margin in future periods. During the quarter ended June 30, 2012, First Financial prepaid $125.0 million of long-term FHLB advances with an average rate of 3.15%, incurring a termination charge of $8.5 million ($5.3 million after-tax). To fund the debt prepayment, mortgage-backed securities totaling $203.6 million with an average yield of 1.79% were sold, generating a $3.5 million gain ($2.2 million after-tax). In aggregate, these transactions resulted in a net charge of $3.1 million after-tax, or $(0.19) per common share. The remaining proceeds from the investment sales were reinvested during the second and third quarters of 2012 in assets with higher projected returns for the current interest rate environment and outlook. First Financial believes the balance sheet repositioning is an economically accretive transaction as the net loss is expected to have a breakeven point of less than two years.

On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the FDIC, as receiver for Plantation. Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greenville, South Carolina market under the name of First Savers Bank. The transaction was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form and with defined loss sharing arrangements, entered into by First Federal and the FDIC as of April 27, 2012. As a result of the transaction, First Federal recorded a bargain purchase gain of $13.9 million during 2012.

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

In February 2012, First Federal (formerly known as First Federal Savings and Loan Association of Charleston) converted from a federal savings and loan association to a South Carolina-chartered commercial bank and First Financial converted from a savings and loan holding company to a bank holding company. In addition, First Federal received approval to become a member of the Federal Reserve System and First Financial became a bank holding company. As a result of the charter conversion and membership in the Federal Reserve System, the SC Board and the Federal Reserve serve as First Federal’s primary regulators. The Federal Reserve also serves as First Financial’s primary regulator. In addition to retaining its bank holding company status, First Financial also became a financial holding company on December 13, 2012.

On October 25, 2011, First Financial entered into a definitive agreement to sell certain performing loans and classified assets with an aggregate contractual principal balance of $197.9 million to affiliates of Värde Partners, Inc. The loans had previously been written down to an estimated fair value of $60.3 million when they were reclassified to held for sale in June 2011. During the quarter ended December 31, 2011, First Financial completed the sale of the bulk loan pool and recorded a gain on the sale of $20.8 million. The sale was the result of First Financial’s strategy to reduce its level of delinquent and nonperforming loans to reduce the inherent risk in the loan portfolio, minimize further negative migration and reduce potential future losses due to further collateral value deterioration.

During 2011, First Financial sold the stock of First Southeast, its insurance agency subsidiary, to Hub International, LLC and sold substantially all of the assets of Kimbrell, its managing general insurance agency subsidiary, to Burns and Wilcox, Ltd, a Kaufman Financial Group company. Both transactions were completed in exchange for cash. The financial condition, operating results, and the gain or loss on the sales, net of transaction costs and taxes, for these subsidiaries have been segregated from the financial condition and operating results of First Financial’s continuing operations throughout this Annual report and, as such, are presented as discontinued operations.

Results of Operations

First Financial recorded net income available to common shareholders of $24.9 million for the year ended December 31, 2012, compared with $14.6 million for the quarter ended December 31, 2011, and net losses available to common shareholders of $(45.0) and $(40.6) million for the years ended September 30, 2011 and 2010, respectively. Diluted net income (loss) per common share was $1.51 for the year ended December 31, 2012, compared with $0.88, $(2.72), and $(2.46) per common share for the quarter ended December 31, 2011 and the years ended September 30, 2011 and 2010, respectively.

Net Interest Income

The following table presents an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Year ended December 31, 2012 compared with year ended December 31, 2011

Average Balances, Net Interest Income, Average Rates
	Years Ended
	December 31, 2012			December 31, 2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$17,674	$41	0.23%	$10,808	$20	0.19%
Securities available for sale	328,076	10,612	3.24	400,020	16,060	4.02
Securities held to maturity[1]	18,904	1,353	11.00	21,610	1,108	7.86
Nonmarketable securities	29,704	730	2.46	37,943	383	1.01
Loans[2]
Residential	1,070,923	42,821	4.00	987,019	41,359	4.19
Commercial	695,309	47,377	6.81	719,276	41,868	5.82
Consumer	758,579	51,996	6.85	762,784	52,639	6.90
Total loans	2,524,811	142,194	5.63	2,469,079	135,866	5.50
Loans held for sale	54,414	1,956	3.59	41,525	763	1.84
FDIC indemnification asset, net	67,987	379	0.56	58,969	1,626	2.76
Total earning assets	3,041,570	157,265	5.20	3,039,954	155,826	5.15

Nonearning assets
Cash and due from banks	62,488			64,153
Allowance for loan losses	(49,277)			(69,566)
Other assets	192,885			187,169
Assets of discontinued operations	—			17,714
Total assets	$3,247,666			$3,239,424

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$479,869	$632	0.13%	$429,037	$1,252	0.29%
Savings	247,417	337	0.14	187,643	429	0.23
Money market	425,726	1,739	0.41	320,092	1,397	0.44
Time deposits	1,021,439	12,359	1.21	1,145,041	19,607	1.71
Total interest-bearing deposits	2,174,451	15,067	0.69	2,081,813	22,685	1.09
Advances from FHLB	357,260	10,759	3.01	531,567	13,286	2.50
Long-term debt	45,882	3,188	6.95	45,872	3,188	6.95
Total interest-bearing liabilities	2,577,593	29,014	1.13	2,659,252	39,159	1.47

Noninterest-bearing liabilities
Noninterest-bearing checking	347,093			249,731
Other liabilities	35,457			36,426
Liabilities of discontinued operations	—			3,293
Total liabilities	2,960,143			2,948,702
Shareholders’ equity	287,523			290,722
Total liabilities and shareholders’ equity	$3,247,666			$3,239,424
Net interest income/interest spread		$128,251	4.07%		$116,667	3.68%
Contribution of noninterest bearing sources of funds[3]			0.17			0.18
Net interest margin (FTE)[4]			4.24%			3.86%

[1]	Interest income used in the average rate calculation includes the tax equivalent adjustment of $760 thousand and $593 thousand for the years ended December 31, 2012 and 2011 respectively, calculated based on a federal tax rate of 35%.
[2]	Total loans include nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan interest income for the rate calculation.
[3]	Equates to total cost of funds of 0.99% and 1.35% for the years ended December 31, 2012 and 2011, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

The increase in net interest margin was primarily the result of (1) a lower cost of deposits related to organic growth in core deposits and acquired deposits from Liberty and Plantation; (2) a balance sheet repositioning strategy completed in the second quarter of 2012; (3) improved performance on the former Cape Fear Bank (“Cape Fear”) nonperforming loans, which resulted in a shift to accretable yield as well as recognizing cash payments in interest income; and (4) the accretion and amortization of purchase accounting adjustments, which resulted from the Plantation and Liberty acquisitions. During 2012, the performance of the Cape

Fear loan pools acquired from the FDIC was better than originally projected. As a result, the cumulative cash payments received have exceeded First Federal’s initial investment in one of the pools and $3.6 million was recognized in interest income. The net interest margin for 2012, adjusted for the cash received in excess of the initial investment and recorded to interest income as well as incremental loan accretion, was 4.09%.

The increase in net interest income was principally caused by the $3.6 million excess cash payments recognized in interest income due to the improved performance of a Cape Fear loan pool and increases in earning assets from the Plantation and Liberty transactions, partially offset by the impact of the balance sheet repositioning.

Quarter ended December 31, 2011 compared with quarter ended December 31, 2010

Average Balances, Net Interest Income, Average Rates
	Three Months Ended
	December 31, 2011			December 31, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$10,212	$4	0.16%	$11,587	$6	0.21%
Securities available for sale	414,694	3,511	3.39	388,375	4,716	4.82
Securities held to maturity[1]	20,926	266	7.86	22,454	296	8.01
Nonmarketable securities	34,305	82	0.95	42,071	11	0.09
Loans[2]
Residential	1,010,396	10,638	4.21	932,380	13,310	5.71
Commercial	624,024	9,628	6.12	863,972	9,266	4.25
Consumer	743,963	12,910	6.88	790,102	13,573	6.82
Total loans	2,378,383	33,176	5.55	2,586,454	36,149	5.54
Loans held for sale	50,360	284	2.26	28,464	217	3.06
FDIC indemnification asset, net	50,700	289	2.27	67,854	677	3.96
Total earning assets	2,959,580	37,612	5.06	3,147,259	42,072	5.32

Nonearning assets
Cash and due from banks	54,365			56,693
Allowance for loan losses	(54,178)			(87,605)
Other assets	193,519			165,327
Assets of discontinued operations	—			42,151
Total assets	$3,153,286			$3,323,825

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$427,277	$185	0.17%	$395,997	$454	0.45%
Savings	200,736	88	0.17	168,157	112	0.26
Money market	324,267	317	0.39	338,094	466	0.55
Time deposits	1,040,677	3,964	1.52	1,295,400	6,568	2.01
Total interest-bearing deposits	1,992,957	4,554	0.91	2,197,648	7,600	1.37
Advances from FHLB	519,174	3,362	2.58	497,226	3,427	2.73
Long-term debt	45,940	797	6.90	45,812	797	6.90
Total interest-bearing liabilities	2,558,071	8,713	1.35	2,740,686	11,824	1.71

Noninterest-bearing liabilities
Noninterest-bearing checking	279,079			227,160
Other liabilities	37,070			32,558
Liabilities of discontinued operations	—			5,219
Total liabilities	2,874,220			3,005,623
Shareholders’ equity	279,066			318,202
Total liabilities and shareholders’ equity	$3,153,286			$3,323,825
Net interest income/interest spread		$28,899	3.71%		$30,248	3.61%
Contribution of noninterest bearing sources of funds[3]			0.20			0.22
Net interest margin (FTE)[4]			3.91%			3.83%

[1]	Interest income used in the average rate calculation includes the tax equivalent adjustment of $145 thousand and $157 thousand for the quarters ended December 31, 2011 and 2010, respectively, calculated based on a federal tax rate of 35%.
[2]	Total loans include nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan iterest income for the rate calculation.
[3]	Equates to total cost of funds of 1.23% and 1.58% for the quarters ended December 31, 2011 and 2010, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

The increase in net interest margin was primarily the result of the decrease in the yield on interest-bearing liabilities exceeding the decrease in the yield on earning assets as First Financial continued to grow core deposits, especially noninterest-bearing deposits. The decrease in net interest income was primarily the result of a decline in average earning assets due to the bulk loan sale, combined with the decline in loans due to the generally lower demand from creditworthy borrowers and loan charge-offs.

Year ended September 30, 2011 compared with year ended September 30, 2010

Average Balances, Net Interest Income, Average Rates
	Years Ended
	September 30, 2011			September 30, 2010
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning assets
Interest-bearing deposits with banks	$11,931	$20	0.17%	$6,938	$12	0.17%
Securities available for sale	393,580	17,265	4.39	440,048	23,238	5.28
Securities held to maturity[1]	22,071	1,138	7.90	22,485	1,186	8.07
Nonmarketable securities	39,901	311	0.78	45,611	111	0.24
Loans[2]
Residential	969,863	43,077	4.44	866,774	58,179	6.71
Commercial	777,143	42,678	5.49	954,423	39,290	4.12
Consumer	774,276	53,302	6.88	795,493	54,778	6.89
Total loans	2,521,282	139,057	5.52	2,616,690	152,247	5.82
Loans held for sale	36,225	478	1.31	20,923	275	1.31
FDIC indemnification asset, net	63,292	2,015	3.18	65,245	3,800	5.82
Total earning assets	3,088,282	160,284	5.21	3,217,940	180,869	5.64

Nonearning assets
Cash and due from banks	63,660			58,170
Allowance for loan losses	(77,991)			(79,927)
Other assets	186,769			159,515
Assets of discontinued operations	26,347			43,145
Total assets	$3,287,067			$3,398,843

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$422,040	$1,521	0.36%	$367,490	$1,753	0.48%
Savings	179,591	452	0.25	160,864	696	0.43
Money market	323,774	1,545	0.48	340,664	2,986	0.88
Time deposits	1,210,008	22,213	1.84	1,297,186	27,349	2.11
Total interest-bearing deposits	2,135,413	25,731	1.20	2,166,204	32,784	1.51
Advances from FHLB	526,035	13,351	2.54	517,626	18,100	3.50
Long-term debt	45,840	3,187	6.95	124,725	3,438	2.76
Total interest-bearing liabilities	2,707,288	42,269	1.56	2,808,555	54,322	1.93

Noninterest-bearing liabilities
Noninterest-bearing checking	239,845			221,432
Other liabilities	34,831			24,133
Liabilities of discontinued operations	4,398			5,651
Total liabilities	2,986,362			3,059,771
Shareholders’ equity	300,705			339,072
Total liabilities and shareholders’ equity	$3,287,067			$3,398,843
Net interest income/interest spread		$118,015	3.65%		$126,547	3.71%
Contribution of noninterest bearing sources of funds[3]			0.19			0.24
Net interest margin (FTE)[4]			3.84%			3.95%

[1]	Interest income used in the average rate calculation includes the tax equivalent adjustment of $605 thousand and $628 thousand for the years ended September 30, 2011 and 2010, respectively, calculated based on a federal tax rate of 35%.
[2]	Total loans include nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan interest income for the rate calculation.
[3]	Equates to total cost of funds of 1.43% and 1.79% for the years ended September 30, 2011 and 2010, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

The decrease in net interest margin was primarily the result of the decline in rates on earning assets exceeding the decline in the average rate paid on deposits.

The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Year Ended December 31, 2012			Quarter Ended December 31, 2011			Year Ended September 30, 2011
	versus December 31, 2011			versus December 31, 2010			versus September 30, 2010
	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to			Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Interest-bearing deposits with banks	$15	$6	$21	$(1)	$(1)	$(2)	$8	$—	$8
Securities available for sale	(2,636)	(2,812)	(5,448)	302	(1,507)	(1,205)	(2,294)	(3,679)	(5,973)
Securities held to maturity	(270)	515	245	(20)	(10)	(30)	(22)	(26)	(48)
Nonmarketable securities	(99)	446	347	(2)	73	71	(16)	216	200
Loans
Residential loans	5,216	(3,754)	1,462	1,100	(3,772)	(2,672)	4,914	(20,016)	(15,102)
Commerical loans	(1,434)	6,943	5,509	(3,010)	3,372	362	(8,198)	11,586	3,388
Consumer loans	(289)	(354)	(643)	(793)	130	(663)	(1,460)	(16)	(1,476)
Total loans	3,493	2,835	6,328	(2,703)	(270)	(2,973)	(4,744)	(8,446)	(13,190)
Loans held for sale	292	901	1,193	135	(68)	67	203	—	203
FDIC indemnification asset, net	169	(1,416)	(1,247)	(144)	(244)	(388)	(111)	(1,674)	(1,785)
Total interest income	$964	$475	$1,439	$(2,433)	$(2,027)	$(4,460)	$(6,976)	$(13,609)	$(20,585)
Interest expense
Interest-bearing deposits
Interest-bearing checking	$134	$(754)	$(620)	$30	$(299)	$(269)	$236	$(468)	$(232)
Savings	113	(205)	(92)	8	(32)	(24)	74	(318)	(244)
Money market	437	(95)	342	(14)	(135)	(149)	(141)	(1,300)	(1,441)
Time deposits	(1,949)	(5,299)	(7,248)	(1,445)	(1,159)	(2,604)	(1,757)	(3,379)	(5,136)
Total interest-bearing deposits	(1,265)	(6,353)	(7,618)	(1,421)	(1,625)	(3,046)	(1,588)	(5,465)	(7,053)
Advances from FHLB	(4,908)	2,381	(2,527)	149	(214)	(65)	291	(5,040)	(4,749)
Long-term debt	—	—	—	—	—	—	(3,146)	2,895	(251)
Total interest expense	(6,173)	(3,972)	(10,145)	(1,272)	(1,839)	(3,111)	(4,443)	(7,610)	(12,053)
Net interest income	$7,137	$4,447	$11,584	$(1,161)	$(188)	$(1,349)	$(2,533)	$(5,999)	$(8,532)

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Year ended December 31, 2012 compared with year ended December 31, 2011

The increase in net interest income reflects volume and rate variances that were positive in the aggregate. The positive volume and rate variances were primarily the result of the Plantation and Liberty acquisitions completed in 2012. The effects of the acquisitions were partially offset by negative volume and rate variances on investment securities available for sale and negative rate variances on advances from FHLB and long-term debt. The positive rate variance on deposits was due to the continued decline in rates paid on core and time deposits resulting from an ongoing strategy to reduce maturing high rate retail and wholesale time deposits and a shift in funding to core deposits. The positive loan rate and volume variances were due primarily to the acquisition of Plantation loans, the related purchase accounting, and the improved performance of a Cape Fear loan pool. The variances on investment securities were the result of the balance sheet repositioning (which negatively impacted volume, but positively impacted rate) as well as normal portfolio cash flows (which are being replaced with new, lower-yielding securities). The variances on advances from FHLB and long term debt were due to the balance sheet repositioning.

Quarter ended December 31, 2011 compared with quarter ended December 31, 2010

The decrease in net interest income reflects volume and rate variances that were both negative in the aggregate. The negative volume variance was primarily the result of a decline in loan balances, partially offset by a decline in time deposit balances. The decrease in the loan portfolio was primarily the result of the bulk loan sale as well as declines due to generally lower loan demand from creditworthy borrowers combined with loan payments and paydowns. The decrease in time deposits was primarily the result of an ongoing strategy to reduce maturing high rate retail and wholesale time deposits due to lower funding needs. The negative rate variance was primarily the result of the continued low interest rate environment, as reductions in interest and dividends on investments were higher than the reductions in deposit interest expense. The decrease in interest on investment securities was primarily the result of replacing maturing investment securities with new purchases at considerably lower yields. The decrease in interest expense was primarily the result of First Financial’s ongoing strategy to shift funding from maturing high rate deposits to lower cost core deposits, including noninterest bearing deposits.

Year ended September 30, 2011 compared with year ended September 30, 2010

The decrease in net interest income reflects volume variances that were negative in the aggregate as well as rate variances that were negative in the aggregate. The volume variance was primarily a result of a decline in loan balances due to recording loans to be sold at their estimated fair value, combined with generally lower loan demand from creditworthy borrowers, loan charge-offs and transfers to OREO. In addition, cash flows from investment securities were used during the year to fund maturing deposits or paydown borrowings rather than being fully reinvested. The rate variance was primarily the result of the continued low interest rate environment, as cash flows from loans and maturing investment securities were at considerably higher rates than new originations and purchases. The negative rate variance on loans was also impacted by the sustained elevated levels of nonperforming loans during fiscal 2011 prior to the reclassification to loans held for sale, as compared with a gradual increase in nonperforming loans during fiscal 2010. These decreases were partially offset by a reduction in deposit interest expense as First Financial continued to reprice deposits.

Provision for Loan Losses

After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses totaled $20.1 million for the year ended December 31, 2012, compared with $7.4 million for the quarter ended December 31, 2011, $109.9 million for the year ended September 30, 2011, and $125.2 million for the year ended September 30, 2010. The decreases from fiscal 2011 and 2010 were related to the continued improvement in historical loss trends and a general stabilization of credit metrics following the bulk loan sale of certain performing and nonperforming loans in October 2011. The reclassification of these loans to held for sale and the ultimate sale resulted in charge-offs of $97.2 million during fiscal 2011 and a $30.1 million reduction in the allowance for loan losses due to measuring those loans at estimated fair value and reclassifying them to loans held for sale, which excluded them from the allowance for loan losses calculation. The provision for fiscal 2011 included $67.1 million related to the reclassification of loans held for sale and $42.8 million as a result of First Federal’s normal credit practices. The provision for loan losses was lower than net charge-offs for 2012 and the quarter ended December 31, 2011 due to the general stabilization in economic conditions and credit metrics for First Federal’s loan portfolio as well as the improvement in loss trends after the bulk loan sale. See “Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

The following table summarizes the components of noninterest income.

Noninterest income
	Years Ended		Quarters Ended		Years Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	September 30, 2011	September 30, 2010
Service charges on deposit accounts	$30,532	$27,658	$7,099	$6,278	$26,837	$25,574
Mortgage and other loan income	17,855	8,599	2,681	2,642	8,560	11,436
Trust and plan administration income	4,495	4,753	1,192	1,177	4,738	4,414
Brokerage fees	3,004	2,443	532	514	2,425	2,281
Other income	3,284	2,642	650	503	2,495	5,095
Other-than-temporary impairment losses on investment securities	(503)	(525)	(180)	(534)	(879)	(2,853)
Gain on acquisition	13,889	—	—	—	—	—
Gain on sale or call of investment securities	3,877	1,419	—	—	1,419	—
Gain on sold loan pool, net	—	22,696	20,796	—	1,900	—
Total noninterest income	$76,433	$69,685	$32,770	$10,580	$47,495	$45,947

Year ended December 31, 2012 compared with year ended December 31, 2011

The increase in noninterest income during the year ended December 31, 2012 was impacted by the gains on the Plantation acquisition and the sale or call of investment securities in 2012 as well as higher mortgage and other loan income and service charges on deposit accounts, was partially offset by the gain on the sold loan pool in 2011. Mortgage and other loan income increased due to higher residential mortgage origination levels related to the continued low interest rate environment and the addition of correspondent lenders. Service charges on deposit accounts increased due to a transaction volumes.

Quarter ended December 31, 2011 compared with quarter ended December 31, 2010

The increase in noninterest income during the quarter ended December 31, 2011 was predominately the result of the gain on the bulk loan sale, higher service charges on deposit accounts due to additional transaction-related revenue from increases in both volume and fees and lower OTTI losses on investment securities recognized in earnings. The lower OTTI in 2012 was due to some stabilization in the financial markets.

Year ended September 30, 2011 compared with year ended September 30, 2010

The increase in noninterest income during the year ended September 30, 2011 was attributed to lower OTTI losses recognized in earnings during 2011, a gain on the sale of investment securities, and higher service charges on deposit accounts, partially offset by lower other income as well as mortgage and other loan income. The securities gain was due to the sale of one security, which had previously been written-off through OTTI. The increase in service charges on deposit accounts was due to higher transaction-related revenue resulting from increases in transaction volume as well as transaction fees. The decrease in other income was primarily the result of two transactions which occurred in 2010: a $1.5 million settlement with the FDIC related to Cape Fear and a $1.4 million gain on the donation of a branch location. The decrease in mortgage and other loan income was primarily the result of unfavorable hedge adjustments on mortgage servicing rights and the mortgage pipeline hedges due to a decrease in the spread between the rates on US Treasuries and long-term mortgage rates and lower late fees due to the overall stabilization in nonperforming loan trends, partially offset by gains on the resolution of some loans in the bulk sale pool prior to the final disposition of the pool.

Noninterest Expense

The following table summarizes the components of noninterest expense.

Noninterest expense
	Years Ended		Quarters Ended		Years Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	September 30, 2011	September 30, 2010
Salaries and employee benefits	$61,995	$61,952	$14,511	$15,498	$62,981	$58,496
Occupancy costs	9,747	8,656	2,144	2,111	8,900	8,746
Furniture and equipment	7,867	7,188	1,870	1,725	7,044	7,739
Other real estate expenses, net	1,712	5,324	1,541	1,126	4,909	6,751
FDIC insurance and regulatory fees	3,094	3,740	830	1,180	4,090	4,672
Professional services	7,158	5,203	1,042	1,546	5,707	4,151
Advertising and marketing	3,296	3,454	789	554	3,219	3,073
Other loan expense	6,537	4,057	1,043	902	3,915	2,049
Intangible amortization	1,482	334	90	82	325	328
FDIC indemnification impairment	3,986	—	—	—	—	—
Other expense	20,946	16,681	5,026	3,846	15,182	16,572
FHLB prepayment termination charge	8,525	—	—	—	—	—
Goodwill impairment	—	630	—	—	630	—
Total noninterest expense	$136,345	$117,219	$28,886	$28,570	$116,902	$112,577

Year ended December 31, 2012 compared with year ended December 31, 2011

The increase in noninterest expense during the year ended December 31, 2012 was due in large part to the FHLB termination charge recorded in 2012 related to the balance sheet repositioning strategy. Noninterest expense without the impact of the FHLB termination charge increased $10.6 million or 9.0% over 2011. In addition to the impact of the Plantation and Liberty acquisitions, other significant variances included higher occupancy costs, professional services, other loan expense, FDIC indemnification impairment and other expenses, partially offset by lower OREO expenses, FDIC insurance and regulatory fees and goodwill impairment in 2011. Occupancy costs increased due to expenses associated with closing four in-store branches during 2012. Professional services increased due to various strategic initiatives implemented during 2012. Other loan expense increased due to higher foreclosure-related expenses as well as higher loan origination and servicing costs due to expanding mortgage origination channels. Other expenses increased as a result of debit card rewards program management expenses related to higher customer debit card usage and a $487 thousand post-sale settlement recorded in 2012 related to the 2011 sale of one of the insurance agencies. The decrease in OREO expenses was primarily the effect of fewer write-downs on OREO properties, recognition of more gains on the sales of properties, and less OREO related expense. The decrease in FDIC insurance and regulatory fees was due to the new assessment methodology implemented by the FDIC during 2011.

Quarter ended December 31, 2011 compared with quarter ended December 31, 2010

While noninterest expense was essentially unchanged, increases in other expense and OREO expenses were substantially offset by reductions in salaries and employee benefits, professional services, and FDIC insurance and regulatory fees. The increase in other expense was caused by higher processing fees related to a new debit card reward program for deposit customers, higher loss reserves for First Federal’s reinsurance subsidiary, and higher operational losses related to uncollectible foreclosure expenses. The increase in OREO was primarily the result of higher valuation adjustments on foreclosed properties held. The decrease in salaries and employee benefits was driven by lower staff levels due to initiatives implemented during 2011. The reduction in professional services was primarily the result of using external resources to assist in the implementation of several strategic initiatives including loss-sharing management, OREO management and compensation studies during the 2010 quarter. The decrease in FDIC insurance and regulatory fees was due to the new asset-based assessment methodology implemented by the FDIC during 2011.

Year ended September 30, 2011 compared with year ended September 30, 2010

The increase in noninterest expense during the year ended September 30, 2011 was primarily the result of higher salaries and benefits, other loan expense, professional services and the goodwill impairment charge, partially offset by lower OREO expenses, other expense, furniture and equipment expense, as well as FDIC insurance and regulatory fees. The increase in salaries and benefits was due to new hires throughout 2010 and $1.8 million recorded for separation agreements. The increase in other loan expense was primarily the result of higher levels of foreclosure related expenses. The increase in professional services was driven by $521 thousand in legal and other advisory services related to preparing the loans held for bulk sale pool for final disposition, as well as utilizing outside resources related to loss-share management, and the implementation of several strategic initiatives. The goodwill impairment charge was related to First Financial’s insurance premium financing operations. The decrease in OREO expenses were primarily the result of a $1.3 million reduction in 2011 due to the receipt of OREO valuation loss claims and recoverable expenses on OREO from Cape Fear, as well as lower fair value writedowns on OREO properties in the 2011. The decrease in other expense was principally due to a $1.2 million contribution in conjunction with the donation of a branch location recorded during 2010. The decrease in furniture and equipment expense was primarily the result of the elimination of certain contracted services. The decrease in FDIC insurance and regulatory fees was primarily the result of the new asset-based methodology implemented by the FDIC effective July 1, 2011.

Income Taxes

The income tax expense from continuing operations for fiscal 2012 totaled $19.4 million, compared with a tax expense of $9.8 million for the quarter ended December 31, 2011, tax benefit of $(23.7) million for the year ended September 30, 2011, and a tax benefit of $(26.0) million for the year ended September 30, 2010. The increases were primarily the result of the change in pre-tax income, a $1.2 million net write-down of the state deferred tax asset during 2012 related to First Federal’s charter conversion and the establishment of a $5.0 million deferred tax liability related to the gain on the Plantation acquisition in 2012. The effective tax rate for continuing operations was 40.23%, 38.54%, 38.62%, and 39.78%, for fiscal 2012, the quarter ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively. The fluctuations in the effective tax rate for continuing operations were primarily the result of the state deferred tax asset write-down in 2012, partially offset by higher tax-exempt income resulting from purchasing bank owned life insurance. First Financial regularly monitors its deferred tax assets and liabilities, which totaled a net deferred tax liability of $3.6 million at December 31, 2012. Refer to Note 13 to the Consolidated Financial Statements for additional information.

Line of Business Results

Prior to September 30, 2011, First Financial had two principal operating segments, banking and insurance, which were evaluated regularly to determine how to allocate resources and assess performance. During fiscal 2011, First Financial sold its insurance agency subsidiary, First Southeast and its managing general insurance agency, Kimbrell, and their results of operations are now segregated from continuing operations and displayed as (loss) income from discontinued operations on a net basis. As of September 30, 2011, First Financial considered its former Banking and Other business segments to not be independent and determined that they are one operating segment. First Financial continues to monitor the revenue streams of its various financial products and services but now manages its operations and evaluates its financial performance on a consolidated basis.

Financial Condition

Total assets at December 31, 2012 were $3.2 billion, an increase of $68.6 million or 2.18% over December 31, 2011, and essentially unchanged from September 30, 2011. The increase over December 31, 2011 was principally due to the Plantation and Liberty acquisitions, partially offset by a decrease in investment securities as part of repositioning the balance sheet during 2012. While total assets were essentially unchanged from September 30, 2011, increases in total loans, bank owned life insurance, the FDIC indemnification asset and cash and cash equivalents were essentially offset by decreases in total investment securities, loans held for sale and other assets as described below.

Cash and Cash Equivalents

Cash and cash equivalents totaled $117.5 million at December 31, 2012, an increase of $40.8 million or 53.2% over December 31, 2011 and an increase of $31.5 million or 36.7% over September 30, 2011. The increases were due to holding short-term excess funds at the Federal Reserve in an interest-bearing account.

Investment Securities

The primary objectives in managing the investment securities portfolio include maintaining a portfolio of high quality investments with competitive returns. First Financial maintains balances in investments based on a continuing assessment of cash flows, the level of loan production, current interest rate risk strategies and the assessment of the potential future direction of market interest rate changes.

The amortized cost and estimated fair value on investment follows.

	As of
	December 31, 2012		December 31, 2011		September 30, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
Obligations of US government agencies and corporations	$1,260	$1,278	$1,790	$1,823	$1,826	$1,863
State and municipal obligations	13,460	13,483	450	488	450	481
Collateralized debt obligations	6,191	3,332	7,012	3,247	7,127	3,074
Mortgage-backed securities	72,527	74,304	80,696	84,399	85,306	88,957
Collateralized mortgage obligations	157,534	154,883	312,124	309,295	306,525	312,513
Other securities	5,609	6,518	5,582	5,298	5,431	5,220
Total securities available for sale	$256,581	$253,798	$407,654	$404,550	$406,665	$412,108

Securities held to maturity
State and municipal obligations	$15,055	$17,367	$19,978	$22,734	$20,863	$23,354
Certificates of deposit	500	500	508	508	808	808
Total securities held to maturity	$15,555	$17,867	$20,486	$23,242	$21,671	$24,162

Nonmarketable securities
Federal Home Loan Bank stock	$16,343	$16,343	$32,694	$32,694	$35,782	$35,782
Federal Reserve Bank stock	4,571	4,571	—	—	—	—
Total nonmarketable securities	$20,914	$20,914	$32,694	$32,694	$35,782	$35,782

The fair value of securities available for sale decreased $150.8 million or 37.3% from December 31, 2011 and decreased $158.3 million or 38.4% from September 30, 2011. The decreases were primarily the result of a balance sheet repositioning strategy implemented during 2012, when First Financial sold mortgage-backed securities totaling $203.6 million with an average yield of 1.79% and generated a $3.5 million gain. The decreases were also due to normal principal reductions, cash flows from called securities, and changes in market interest rates, partially offset by new purchases. The decreases in securities held to maturity were principally caused by normal cash flows, partially offset by new security purchases. The decreases in nonmarketable securities were due to redeeming a portion of FHLB stock, which was no longer required due to paying down FHLB advances as part of the balance sheet repositioning, partially offset by acquiring Federal Reserve bank stock after becoming a Federal Reserve member bank.

First Financial performs a thorough credit review of its investment securities portfolio on a quarterly basis to evaluate the underlying collateral as well as the supporting credit enhancement and structure. As a result, OTTI charges of $503 thousand, $180 thousand, $879 thousand and $2.9 million were recorded in noninterest income during the year ended December 31, 2012, the quarter ended December 31, 2011, and the years ended September 30, 2011 and 2010, respectively. See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

Maturities and average yields of investment securities are presented in the table below.

	One Year or Less		After One Year		After Five Years		Over Ten Years		Total
December 31, 2012 (dollars in thousands)	Balance	Weighted average yield[3]	Balance	Weighted average yield[3]	Balance	Weighted average yield[3]	Balance	Weighted average yield[3]	Balance	Weighted average yield[3]
Securities available for sale, at fair value
Obligations of US government agencies and corporations	$1,026	1.06%	$252	3.52%	$—	—%	$—	—%	$1,278	1.53%
State and municipal obligations[1]	—	—	—	—	—	—	13,483	2.58	13,483	2.58
Collateralized debt obligations[2]	—	—	—	—	—	—	3,332	2.03	3,332	2.03
Mortgage-backed securities[2]	8	5.05	29	4.55	21,394	1.21	52,873	3.33	74,304	2.71
Collateralized mortgage obligations[2]	—	—	—	—	34,408	5.42	120,475	3.18	154,883	3.66
Other securities	—	—	1,165	5.64	—	—	5,353	1.95	6,518	2.61
Total securities available for sale	$1,034	1.09%	$1,446	5.21%	$55,802	3.66%	$195,516	3.13%	$253,798	3.26

Securities held to maturity, at amortized cost
State and municipal obligations	$—	—	$—	—	$1,988	5.95%	$13,067	6.60%	$15,055	6.51%
Certificates of deposit	500	0.61	—	—	—	—	—	—	500	0.61
Total securities held to maturity	$500	0.61%	$—	—%	$1,988	5.95%	$13,067	6.60%	$15,555	6.32%

[1]	Yields on tax-exempt securities are calculated on a tax-equivalent basis using a federal tax rate of 35%. Yields on available for sale securities are calculated based on amortized cost of the security.
[2]	For purposes of the maturity table, mortgage-backed securities, collateralized debt obligations, and collateralized mortgage obligations, which are not due at any single maturity date, have been included in maturity groupings based on their contractual maturity. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage with or without call or prepayment penalty.
[3]	Weighted average yield is calculated using the amortized cost basis of the underlying security.

Loans

At December 31, 2012, total loans represented 77.6% of total assets. Total loans at December 31, 2012 increased $109.9 million or 4.6% over December 31, 2011 and $140.0 million or 5.9% over September 30, 2011. The increases were primarily the result of the Plantation and Liberty acquisitions which occurred during the second quarter of 2012, partially offset by normal loan portfolio activity. The following table summarizes outstanding loans by purpose of the loan.

	As of
(dollars in thousands)	December 31, 2012		December 31, 2011		September 30, 2011		September 30, 2010		September 30, 2009		September 30, 2008
Residential loans
Residential 1-4 family	$956,355	38.4%	$975,405	40.9%	$909,907	38.7%	$836,644	32.6%	$749,289	28.2%	$719,092	30.6%
Residential construction	22,439	0.9	15,117	0.6	16,431	0.7	14,436	0.6	15,681	0.6	13,424	0.6
Residential land	52,739	2.1	41,612	1.7	40,725	1.7	56,344	2.2	75,707	2.8	75,751	3.2
Total residential loans	1,031,533	41.3	1,032,134	43.3	967,063	41.1	907,424	35.4	840,677	31.6	808,267	34.4

Commercial loans
Commercial business	118,379	4.7	83,814	3.5	80,871	3.4	92,650	3.6	128,097	4.8	112,805	4.8
Commercial real estate	491,567	19.7	456,541	19.1	471,296	20.0	598,547	23.3	601,135	22.6	448,667	19.1
Commercial construction	1,064	0.0	16,477	0.7	15,051	0.6	28,449	1.1	80,247	3.0	97,798	4.2
Commercial land	70,109	2.8	61,238	2.6	67,432	2.9	143,366	5.6	221,845	8.3	172,112	7.3
Total commercial loans	681,119	27.3	618,070	25.9	634,650	26.9	863,012	33.7	1,031,324	38.7	831,382	35.4

Consumer loans
Home equity	384,664	15.4	357,270	15.0	369,213	15.7	397,632	15.5	398,423	15.0	329,387	14.0
Manufactured housing	280,100	11.2	275,275	11.5	276,047	11.7	269,857	10.5	243,823	9.2	224,122	9.5
Marine	75,736	3.0	52,590	2.2	55,243	2.3	65,901	2.6	76,608	2.9	83,052	3.5
Other consumer	42,172	1.7	50,118	2.1	53,118	2.3	60,522	2.4	70,887	2.7	72,317	3.1
Total consumer loans	782,672	31.4	735,253	30.8	753,621	32.0	793,912	31.0	789,741	29.7	708,878	30.2
Total loans	2,495,324	100.0%	2,385,457	100.0%	2,355,334	100.0%	2,564,348	100.0%	2,661,742	100.0%	2,348,527	100.0%
Less: Allowance for loan losses	44,179		53,524		54,333		86,871		68,473		23,990
Net loans	$2,451,145		$2,331,933		$2,301,001		$2,477,477		$2,593,269		$2,324,537

Loans held for sale	$55,201		$48,303		$94,872		$28,400		$25,603		$8,731

The majority of loans are originated to borrowers in First Federal’s local market areas of Charleston, Florence, Georgetown, Greenville, Hilton Head, and Myrtle Beach, South Carolina as well as Wilmington, North Carolina. First Federal’s principal lending activity has historically consisted of the origination of residential mortgage loans secured by first mortgages on owner occupied, one-to-four family residences and, to a lesser extent, on loans for the construction of one-to-four family residences. First Federal also originates commercial real estate loans and commercial business loans. While First Federal intends to increase its commercial and small business loan originations, a substantial portion of the loan portfolio is currently secured by real estate. First Federal originates consumer loans with an emphasis on home equity lines of credit and loans as well as manufactured housing and marine loans. The marine portfolio increased during 2012 due to the addition of a new product line focused on larger yacht loans. The credit risk related to the loan portfolio is considered in the calculation of the allowance for loan losses as discussed in the “Asset Quality” and “Allowance for Loan Losses” sections below.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. The increase in loans held for sale at December 31, 2012 as compared with December 31, 2011 was due to higher levels of residential mortgage loans to be sold in the secondary market as a result of expanding First Federal’s correspondent lending channel during 2012. Loans held for sale at September 30, 2011 was comprised of $40.8 million in residential mortgage loans awaiting sale in the secondary market and $54.1 million of loans in the bulk loan sale pool. The decrease in loans held for sale at December 31, 2012 as compared with September 30, 2011 was primarily the result of completing the bulk loan pool sale in October 2011, partially offset by the correspondent lending expansion.

In April 2009 and April 2012, First Federal entered into purchase and assumption agreements with the FDIC to acquire certain assets and liabilities of Cape Fear and Plantation, respectively, under which all Cape Fear loans and certain Plantation commercial loans and OREO were covered under loss share agreements with the FDIC (“acquired covered loans” or “acquired covered assets”). In addition, First Federal acquired five branches from Liberty in April 2012. The Plantation loans and OREO not covered under its loss share agreement and all of the Liberty loans are considered “acquired non-covered loans” or “acquired non-covered assets.” Loans that were originated through First Federal’s normal origination channels (i.e., not acquired in an acquisition) that are part of the loan portfolio or have subsequently migrated to OREO are considered “legacy loans” or “legacy assets.” See Notes 4 and 6 to the Consolidated Financial Statements for additional information.

The following tables summarize acquired loans.

	As of
	December 31, 2012			December 31, 2011			September 30, 2011
Acquired covered loans (in thousands)	Loans Outstanding	Delinquent Loans	Nonperforming Loans	Loans Outstanding	Delinquent Loans	Nonperforming Loans	Loans Outstanding	Delinquent Loans	Nonperforming Loans
Residential loans
Residential 1-4 family	$1,911	$355	$—	$2,796	$—	$734	$2,834	$—	$943
Residential land	11,748	—	8	7,464	53	253	7,743	—	173
Total residential loans	13,659	355	8	10,260	53	987	10,577	—	1,116

Commercial loans
Commercial business	21,496	404	220	11,127	148	2,851	12,589	282	3,599
Commercial real estate	127,274	473	6,573	77,834	1,149	10,661	85,133	1,581	11,460
Commercial construction	—	—	—	1,036	—	312	1,161	596	—
Commercial land	30,588	45	785	13,951	274	2,102	16,495	66	2,380
Total commercial loans	179,358	922	7,578	103,948	1,571	15,926	115,378	2,525	17,439

Consumer loans
Home equity	22,531	366	1,033	25,493	637	506	26,516	151	335
Other consumer	1,141	2	30	1,685	42	104	1,749	19	89
Total consumer loans	23,672	368	1,063	27,178	679	610	28,265	170	424
Total loans	$216,689	$1,645	$8,649	$141,386	$2,303	$17,523	$154,220	$2,695	$18,979
Other repossessed assets acquired	$9,608			$7,550			$8,688
Criticized loans[1]	4,254			6,902			8,166
Classified loans[1]	17,869			33,509			34,111

[1]	See Note 4 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

	As of December 31, 2012
Acquired non-covered loans (in thousands)	Loans Outstanding	Delinquent Loans	Nonperforming Loans
Residential loans
Residential 1-4 family	$42,171	$—	$59
Residential Construction	237	—	—
Residential land	419	2	—
Total residential loans	42,827	2	59

Commercial loans
Commercial business	19,469	53	—
Commercial real estate	5,585	58	—
Commercial construction	—	—	—
Commercial land	1,443	—	—
Total commercial loans	26,497	111	—

Consumer loans
Home equity	48,108	369	269
Other consumer	699	—	—
Total consumer loans	48,807	369	269
Total loans	$118,131	$482	$328
Other repossessed assets acquired	$1,457
Criticized loans[1]	—
Classified loans[1]	744

[1]	See Note 4 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2012. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause First Federal’s actual principal payment experience to differ materially from that shown. For example, the average life of mortgage loans tends to increase when current market interest rates are substantially higher than the interest rates on existing loans and decrease when the interest rates on existing loans are substantially higher than current market interest rates.

					Rate Structure for Loans Maturing Over One Year
As of December 31, 2012 (dollars in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Interest Rate
Residential loans
Residential 1-4 family	$1,570	$9,488	$945,297	$956,355	$401,949	$552,836
Residential construction	—	—	22,439	22,439	22,202	237
Residential land	16,536	15,599	20,604	52,739	26,140	10,063
Total residential loans	18,106	25,087	988,340	1,031,533	450,291	563,136

Commercial loans
Commercial business	37,326	72,943	8,110	118,379	62,852	18,201
Commercial real estate	115,819	170,716	205,032	491,567	285,650	90,098
Commercial construction	247	618	199	1,064	439	378
Commercial land	49,660	16,215	4,234	70,109	17,556	2,893
Total commercial loans	203,052	260,492	217,575	681,119	366,497	111,570

Consumer loans
Home equity	12,696	69,533	302,435	384,664	21,107	350,861
Manufactured housing	112	7,954	272,034	280,100	279,853	135
Marine	202	13,781	61,753	75,736	75,534	—
Other consumer	27,295	10,898	3,979	42,172	14,825	52
Total consumer loans	40,305	102,166	640,201	782,672	391,319	351,048
Total loans	$261,463	$387,745	$1,846,116	$2,495,324	$1,208,107	$1,025,754

Percent of total loans	10.5%	15.5%	74.0%	100.0%	48.4%	41.1%

Residential Mortgage Loans

Residential mortgage loans are comprised of residential one-to-four family, which represent 92.7% of total residential mortgage loans, as well as construction and land loans. First Federal generally underwrites residential one-to-four family loans based on the applicant’s employment, debt-to-income levels, credit history and the appraised value of the subject property. Properties securing one-to-four family loans are generally appraised by independent appraisers who have been approved by First Federal. Borrowers are required to obtain title and hazard insurance, and flood insurance, if necessary, in an amount equal to the regulatory maximum. The following tables segment the residential one-to-four family portfolio as of December 31, 2012 by geographic location and year of origination. Geographic data is presented by MSA where available, or by county as a proxy.

	Region
As of December 31, 2012 (dollars in thousands)	Charleston MSA	Florence MSA	Georgetown County	Greenville MSA	Beaufort County	Myrtle Beach MSA	Wilmington MSA	Other	Total

Portfolio balance	$474,104	$31,888	$45,259	$51,440	$67,465	$95,334	$38,760	$152,105	$956,355
Number of loans	2,676	295	297	338	238	855	186	875	5,760
Geographic Breakdown (%)	49.6%	3.3%	4.7%	5.4%	7.1%	10.0%	4.0%	15.9%	100%

	Years of Origination[1]
As of December 31, 2012 (dollars in thousands)	2004 & Prior	2005-2008	2009-2012	Total
Portfolio balance	$151,502	$198,661	$606,192	$956,355
Number of loans	1,678	1,071	3,011	5,760

[1]	The years of origination groupings above were determined to isolate loan originations year which contributed to the “credit crunch” (2005 – 2008), and the periods prior to (2004 & prior) and post (2009 – 2012) those origination years.

Generally, First Federal lends up to 80% of the lesser of the appraised value or purchase price for residential mortgage loans. On occasion, there have been first mortgages originated under specific lending programs that allow borrowers to obtain up to 100% of the appraised value and finance the closing costs, resulting in a LTV ratio of 100% or greater at origination. Loans with a high LTV at origination may experience a higher risk of credit default. At December 31, 2012, 2011, and September 30, 2011 there were $90.9 million, $88.0 million and $88.3 million of such loans, respectively. Private mortgage insurance is generally required in order to reduce exposure on loans with LTVs at origination greater than 80%. Exposure is also reduced in cases where the loans are guaranteed under VA or FHA programs. The amount of residential one-to-four family loans with an LTV at the time of origination greater than 100% which were either not guaranteed or do not have private mortgage insurance totaled $62.2 million, $55.5 million and $55.1 million at December 31, 2012, 2011 and September 30, 2011, respectively.

First Federal offers adjustable-rate mortgage loans (“ARMs”) and fixed-rate mortgage loans with terms generally ranging from ten to thirty years. Generally, these loans meet Fannie Mae, Ginnie Mae or Freddie Mac requirements for sale in the secondary market. First Federal generally retains ARMs and jumbo mortgages, and periodically retains some of the fixed rate loans in the loan portfolio to meet asset/liability management objectives. Traditional types of ARMs have up to thirty year terms and interest rates which adjust annually after being fixed for a period of three, five, seven or ten years in accordance with a designated index. ARMs may be originated with a 1%, 2% or 5% cap on the interest rate increase or decrease in the initial repricing period, a 1% or 2% cap on any increase or decrease in the interest rate per year thereafter, with a 4%, 5% or 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. These loans are underwritten based on the fully-indexed rate. Loans of this type have embedded interest rate risk if rates should rise during the initial fixed rate period as the income earned by First Federal would be lower than current market rates until the interest rate reset date. While ARMs allow First Federal to decrease the sensitivity of its assets as a result of changes in interest rates, the extent this mitigates interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Potential credit risk results from higher interest charges to be paid by the borrower as a result of increases in interest rates or the expiration of interest-only periods. It is possible that during periods of rising interest rates the risk of default on ARMs may increase as a result of the higher required payment from the borrower. Given the recent market environment, the loan production of ARMs has been substantially reduced in favor of fixed rate mortgages.

The following table segments the residential one-to-four family portfolio into its respective products types.

As of December 31, 2012
Breakdown by type
ARMs	57.5%
15-year Fixed Rate	22.9
30-year Fixed Rate	13.2
30-year Jumbos - Fixed	5.8
Other products	0.6
Total	100.0%

Commercial Loans

Commercial loans are comprised of general purpose, owner-occupied and non-owner occupied real estate, construction, and land loans. First Federal offers a variety of commercial loan services to a diversified customer base over a range of industries.

Commercial business loans include commercial and industrial business loans, lines of credit, equipment loans and letters of credit. First Federal focuses its efforts on local or regional, small- to medium-sized companies that operate in the local market area. These loans are typically secured by non-real estate collateral or are unsecured and are used for general business purposes, including working capital financing, equipment financing and general expansion. These loans are generally approved based on the borrower’s historical and projected cash flows at the time of the loan, with consideration given to the value of the underlying collateral. However, the borrower’s actual cash flow may be less than expected and the value of the collateral securing these loans may fluctuate or depreciate over time. Collateral on these loans may consist of a blanket lien on accounts receivable, inventory or equipment and is normally backed by a personal guarantee from the owners of the business; however some short-term loans may be made on an unsecured basis.

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

Commercial real estate loans consist of commercial mortgages on both owner occupied and income-producing properties. Owner occupied commercial real estate loans are viewed as cash flow loans and undergo an underwriting process similar to commercial and industrial loans as well as that of a real estate loan. Income-producing commercial real estate loans are secured by non-owner occupied locations with sole purpose of receiving investment or rental income. Repayment of these loans is often substantially dependent on the borrower’s success to lease the property. As of December 31, 2012, 48.2% of commercial real estate loans were owner occupied, which are expected to have a lower risk profile than non-owner occupied or investment commercial real estate. Commercial real estate loans are primarily secured by office and warehouse space, professional buildings, retail sites, multi-family properties, and industrial facilities in First Federal’s primary market area. Commercial real estate loans typically involve higher principal amounts than residential and consumer loans. If non-owner occupied, repayment is normally dependent on income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and service debt. Generally, the LTV ratio for commercial real estate loans does not exceed 80% on purchases or refinances. Based on policy guidelines, First Federal obtains appraisals from approved independent appraisers, or uses other forms of evaluation which are acceptable under policy or regulatory guidelines, on all properties securing commercial real estate loans. These loans may pose a greater credit risk than loans secured by residential real estate because the collateral may not be sold as easily as residential real estate, as there may be fewer potential purchasers of the collateral, which might result in a longer holding period. If any errors in judgment are made regarding the collectability of commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with the residential mortgage or consumer loan portfolios.

Commercial real estate loans are generally priced at a higher rate of interest than residential one-to-four family loans and interest rates are determined by market conditions existing at the time of the loan commitment. The amortization of the loans may vary but will not usually exceed twenty years. Terms are based on either variable (prime rate or LIBOR based) or fixed rates. Fixed rate loans are generally for a period of three to five years; however some rates are fixed up to twenty years. Many commercial real estate loans are not fully amortizing and contain balloon payments.

The following tables segment commercial real estate loans as of December 31, 2012 by geographic location and the year of origination. Geographic data is presented by MSA where available, or by county as a proxy.

	Region
As of December 31, 2012 (dollars in thousands)	Charleston MSA	Florence MSA	Georgetown County	Greenville MSA	Beaufort County	Myrtle Beach MSA	Wilmington MSA	Other	Total

Portfolio balance	$245,002	$20,978	$21,729	$24,706	$15,244	$77,533	$53,217	$33,158	$491,567
Number of loans	989	145	87	70	76	328	296	117	2,108
Geographic Breakdown (%)	49.8%	4.3%	4.4%	5.0%	3.1%	15.8%	10.8%	6.8%	100%

	Years of Origination[1]
As of December 31, 2012 (dollars in thousands)	2004 & Prior	2005-2008	2009-2012	Total
CRE - Owner Occupied
Portfolio balance	$24,392	$110,386	$102,022	$236,800
Number of loans	144	317	253	714

CRE - Non-Owner Occupied
Portfolio balance	$16,659	$76,825	$48,905	$142,389
Number of loans	82	158	91	331

CRE - Residential Investment/Rental
Portfolio balance	$20,586	$51,060	$40,732	$112,378
Number of loans	439	396	228	1,063

[1]	The years of origination groupings above were determined to isolate loan originations year which contributed to the “credit crunch” (2005 – 2008), and the periods prior to (2004 & prior) and post (2009 – 2012) those origination years.
46

First Federal has significantly reduced origination levels for construction and land loans in recent years given the current conditions of the real estate market. New originations are generally limited to owner occupied construction projects and require higher levels of equity in the project as well as adherence to more defined underwriting standards. Commercial land loans are generally secured by property in First Federal’s primary market areas. These loans are secured by a first lien on the property, are limited to 65% of the lower of the acquisition price or the appraised value of the land, and generally have a term of up to two years with an interest rate based on the prime rate. Title insurance is required and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. Construction loans are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis for absorption and lease rates as well as financial analysis of the developers and property owners. Construction and land development loans are based on estimates of costs and value associated with the completed project, which may prove to be inaccurate. These loans often involve the disbursement of substantial funds during the construction phase with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio. Construction and land loans are closely monitored through on-site inspections and are considered to have a higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer Loans

First Federal offers a variety of consumer loans, including home equity lines of credit and loans, manufactured housing, marine, yacht, automobile, credit cards and personal secured and unsecured loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than residential mortgage loans. Consumer loan approvals are generally based on employment and financial information solicited from prospective borrowers as well as credit records obtained from various reporting agencies. The borrower’s financial stability and credit history as well as the availability of collateral are the primary factors considered in granting such loans. The borrower’s geographic location is also considered, with preference given to borrowers in First Federal’s primary markets. Consumer loans entail greater risk than residential one-to-four family loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as boats or automobiles, or second-lien loans such as home equity lines of credit in markets where residential property values have declined significantly in recent years. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding balance as a result of the greater likelihood of damage, loss, or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In addition, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Home equity lines of credit and loans are typically used for improvements on residential properties, debt consolidation and education expenses. Home equity lines of credit generally have a ten to fifteen year term and interest rate tied to the prime rate. As of December 31, 2012, 34% of home equity loans were secured by a First Federal-held first mortgage on residential property, and 66% were secured by a first and second mortgage. The maximum LTV ratio is typically 85% at origination, which takes into account both the balance of the first mortgage and the home equity loans. Further declines in home values may contribute to current LTV ratios in excess of 85% and private mortgage insurance is not obtained for these loans. In addition, management reviews home equity lines regularly using an automated valuation service to update property values based on current market sales and property listings on at least an annual basis unless otherwise warranted for a more frequent review. In addition, borrower credit scores are updated on a semi-annual basis and analyzed for potential deterioration as well as increased risk of default. Home equity lines with significant declines in the value of the underlying collateral or material changes in the borrower’s financial condition are further evaluated to determine if future advances on the line should be suspended. Based on current credit reviews, as of December 31, 2012, 20.7% of First Federal’s home equity lines were suspended from future advances. First Federal does not actively participate in wholesale or brokered home equity loan origination.

The following tables segment home equity loans as of December 31, 2012 by the geographic location, year of origination, and lien position. Geographic data is presented by MSA where available, or by county as a proxy.

	Region
As of December 31, 2012 (dollars in thousands)	Charleston MSA	Florence MSA	Georgetown County	Greenville MSA	Beaufort County	Myrtle Beach MSA	Wilmington MSA	Other	Total

Portfolio balance	$187,379	$15,999	$26,143	$13,250	$44,668	$48,511	$33,520	$15,194	$384,664
Number of loans	4,469	558	618	394	686	1,540	592	304	9,161
Geographic Breakdown (%)	48.7%	4.2%	6.8%	3.4%	11.6%	12.6%	8.7%	4.0%	100%

	Years of Origination[1]
As of December 31, 2012 (dollars in thousands)	2004 & Prior	2005-2008	2009-2012	Total
1st Lien Position
Portfolio balance	$17,728	$55,474	$58,262	$131,464
Number of loans	820	935	961	2,716

2nd Lien Position
Portfolio balance	$28,773	$150,102	$74,325	$253,200
Number of loans	1,413	2,948	2,084	6,445

[1]	The years of origination groupings above were determined to isolate loan originations year which contributed to the “credit crunch” (2005 – 2008), and the periods prior to (2004 & prior) and post (2009 – 2012) those origination years.

Manufactured housing lending involves additional risks as a result of higher LTV ratios usually associated with consumer loans. Consequently, manufactured housing loans bear a higher rate of interest, generally have a higher probability of default, may involve higher delinquency rates and may require higher reserves than other types of consumer loans. The geographic concentration of First Federal’s manufactured housing portfolio as of December 31, 2012 follows.

December 31, 2012
Geographic breakdown by state (%)
SC	51.2%
FL	17.5
NC	11.2
GA	9.0
AL	6.1
Other	5.0
Total	100.0%

Mortgage Activities and Servicing

Mortgage activities involve the origination and sale of residential one-to-four mortgages and the subsequent servicing of mortgage loans sold. Mortgage activities are conducted for the purpose of generating fee income on the origination of loans, gains on the sales of loans, and servicing fee income. As part of it its total residential mortgage origination function, First Federal operates a correspondent lending program to purchase residential first mortgage loans sourced by unaffiliated banks, mortgage lenders and brokers in South Carolina, North Carolina, Georgia, Massachusetts, New Jersey, Virginia, and Pennsylvania. These loans are subject to underwriting standards consistent with the loans originated at First Federal locations and are accepted for purchase only after approval by First Federal’s underwriters. Loans funded through the correspondent program totaled $476.0 million for the year ended December 31, 2012, as compared with $116.8 million for the quarter ended December 31, 2011 and $222.0 million for the year ended September 30, 2011. The increase for the twelve month period was due to higher origination levels related to the continued low interest rate environment as well as the addition of correspondent lenders in select states in the Northeast. First Federal sells over 80% of its annual origination volume to the secondary market.

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

The following table presents loan originations and proceeds from residential mortgage securitizations and sales.

	Year Ended	Quarter Ended	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010
Loan originations	$916,445	$229,919	$557,979	$489,477
Loan originations retained in loan portfolio	145,387	112,437	224,959	229,133
Proceeds from loan securitizations and sales	785,879	111,931	324,796	260,692

After selling originated mortgage loans, First Federal receives fees from a variety of institutional investors in return for performing the traditional services of collecting individual loan payments and otherwise servicing the sold mortgage loans. At December 31, 2012, First Federal was servicing $1.9 billion of loans for others, an increase from $1.4 billion at both December 31, 2011 and September 30, 2011. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. After First Federal receives the gross mortgage payment from individual borrowers, it remits to the investor a predetermined net amount based on the loan sale agreement for that mortgage.

Servicing assets are amortized in proportion to, and over the period of, the estimated net servicing income and are carried at fair value. The fair value of servicing assets is determined by calculating the present value of the estimated net future cash flows consistent with contractually specified servicing fees. This valuation is performed on a disaggregated basis, based on loan type and interest rate. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase). As discussed in Note 5 to the Consolidated Financial Statements, First Federal uses a weighted average constant prepayment rate, discount rate and other defined assumptions to model the respective cash flows and determine the fair value of the servicing asset at each balance sheet date. In aggregate, servicing assets had a fair value of $13.9 million, $10.7 million and $10.6 million at December 31, 2012, December 31, 2011 and September 30, 2011, respectively. See Notes 1, 5, 16 and 17 to the Consolidated Financial Statements for additional details.

Asset Quality

Because lending activities comprise such a significant source of revenue, First Federal adheres to sound lending practices. In addition to the underwriting practices described in the “Loans” section above, First Federal’s Management Loan Committee, which consists of the Chief Credit Officer and senior lending personnel, is authorized to approve loans to one borrower or a group of related borrowers up to $5.0 million in the aggregate. Loan requests for relationships in excess of $5.0 million in aggregate credit exposure are presented to the Loan Committee of First Federal’s Board for review and approval.

First Federal monitors the loan portfolio regularly to determine where risk mitigation efforts can be utilized to assist in preventing or mitigating future losses. An element of the credit risk management process is monthly loan reviews to determine risk levels and exposure to loss. The monthly loan review process evaluates all commercial loans greater than $200,000 that are more than 30 days past due and all criticized and classified loans over $500,000. The depth of review varies by asset type, depending on the nature of the assets and their risk characteristics. While certain assets may represent a substantial investment and warrant individual reviews, other assets may have less risk because the asset size is small, the risk is spread over a large number of obligors or the obligations are well collateralized and further analysis of individual assets would expand the review process without measurable advantage to risk assessment. Asset types with these characteristics may be reviewed as a total homogenous portfolio (as is the case with residential and consumer loans) on the basis of risk indicators such as delinquency or credit rating. In addition, a formal review process may be conducted on individual assets within the homogenous pool that represent potential risk. For the larger credits, action plans to address the credit weaknesses are presented and approved plans are monitored. Loan reviews emphasize the borrower’s and guarantor’s global cash flow analysis as a key determinant in the credit quality risk rating and to identify deterioration in the financial condition of the borrowers that may limit their ability to continue to service their debt or to carry their obligations to contractual term. In addition, reviews may include evaluations of collateral values as determined necessary based on credit policies and credit risk rating. First Federal’s policy is to update real estate collateral appraisals on problem loans at least annually or more frequently if deterioration in market value is observed.

In addition to monitoring individual loans during the monthly loan review process, First Federal management meets on a monthly basis to review historical portfolio performance and discuss emerging trends for delinquency, nonperforming and charge-off levels. The monthly credit quality meeting is comprised of senior credit, lending and accounting personnel who discuss current loss mitigation efforts as well as strategies to improve the success of ongoing efforts.

During 2011, First Federal identified loans for a bulk loan sale as part of a strategy to reduce its level of delinquent and nonperforming loans, as well as to minimize further negative migration and reduce the inherent risk in the overall loan portfolio. Certain nonperforming and performing loans considered to have a high risk of further credit deterioration, the resolution of which could likely extend over a protracted period of several years, were selected to create a bulk loan pool for sale. First Federal identified loans totaling $202.2 million in contractual principal balance ($155.3 million book value) to reclassify to loans held for sale as of June 30, 2011 and these loans were written-down to an estimated fair value of $60.3 million at that time. The bulk loan sale was completed in the fourth quarter of 2011, with a $20.8 million gain on the sale recorded. The bulk loan sale was a primary driver for the improvement in credit metrics and the level of nonperforming loans since the sale.

Measuring Asset Quality for Acquired Loans

Acquired loans are carried at fair value in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In addition, loans that displayed deteriorated credit quality at acquisition are accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, are deemed to be performing loans, and are not included in First Federal’s delinquent and nonperforming credit metrics. Acquired loans that were considered performing at acquisition but have subsequently become delinquent, impaired or nonperforming (as defined below) are included in the appropriate credit metric. As discussed in Note 6 to the Consolidated Financial Statements, some of the acquired loans are considered to be covered and, as such, have a lower risk of loss if they are deemed uncollectible as First Federal will file a loss claim with the FDIC to be reimbursed in accordance with their agreement. The outstanding loan balance and credit metrics as of December 31, 2012 for the acquired loan portfolios are displayed in two tables in the “Loans” section above.

Delinquent Loans

The following table presents loans that were past due 30-89 days which were not otherwise on nonaccrual status.

	As of December 31,				As of September 30,
(dollars in thousands)	2012		2011		2011		2010		2009		2008
Residential loans
Residential 1-4 family	$2,800	0.29%	$2,986	0.31%	$1,722	0.19%	$3,486	0.42%	$9,819	1.31%	$7,562	1.05%
Residential land	47	0.09	561	1.35	65	0.16	302	0.54	1,278	0.02	2,995	3.95
Total residential loans	2,847	0.28	3,547	0.34	1,787	0.18	3,788	0.42	11,097	1.32	10,557	1.31

Commercial loans
Commercial business	847	0.72	908	1.08	868	1.07	2,140	2.31	1,515	1.18	1,257	1.11
Commercial real estate	3,492	0.71	3,514	0.77	3,394	0.72	8,920	1.49	7,722	1.28	2,050	0.46
Commercial construction	—	—	—	—	595	3.95	1,981	6.96	662	0.82	3,699	3.78
Commercial land	1,573	2.24	1,185	1.94	537	0.80	3,428	2.39	7,464	3.36	1,190	0.69
Total commercial loans	5,912	0.87	5,607	0.91	5,394	0.85	16,469	1.91	17,363	1.68	8,196	0.99

Consumer loans
Home equity	4,414	1.15	4,525	1.27	3,408	0.92	4,625	1.16	2,113	0.53	3,871	1.18
Manufactured housing	3,241	1.16	3,267	1.19	2,600	0.94	3,207	1.19	3,132	1.28	3,928	1.75
Marine	284	0.37	597	1.14	980	1.77	462	0.70	1,226	1.60	938	1.13
Other consumer	384	0.91	831	1.66	629	1.19	1,765	2.92	481	0.68	689	0.95
Total consumer loans	8,323	1.06	9,220	1.25	7,617	1.01	10,059	1.27	6,952	0.88	9,426	1.33
Total delinquent loans	$17,082	0.68%	$18,374	0.77%	$14,798	0.63%	$30,316	1.18%	$35,412	1.33%	$28,179	1.20%

Acquired non-covered delinquent loans	$482		$—		$—		$—		$—		$—
Acquired covered delinquent loans	1,645		2,303		2,695		5,047		1,680		—
Legacy delinquent loans	14,955		16,071		12,103		25,269		33,732		28,179
Total delinquent loans	$17,082	0.68%	$18,374	0.77%	$14,798	0.63%	$30,316	1.18%	$35,412	1.33%	$28,179	1.20%

Note: percentage calculations represent each loan category as a percentage of total loans.

Total delinquent loans at December 31, 2012 decreased $1.3 million or 7.0% from December 31, 2011 and increased $2.3 million or 15.4% over September 30, 2011. The decrease from December 31, 2011 was primarily the result of continued collection efforts as well as a stabilization of general economic conditions in most of First Federal’s markets. The increase over September 30, 2011 was driven by higher delinquent residential, home equity, and manufactured housing levels due primarily to normal seasonal fluctuations. The decrease between September 30, 2010 and September 30, 2011 was primarily the result of the bulk loan sale in 2011.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to First Federal’s ability to collect all contractual principal and interest have been classified as impaired under ASC 310-10, as discussed further below, and placed on nonaccrual status. The following table presents the composition of nonperforming assets.

	As of December 31,		As of September 30,
(dollars in thousands)	2012	2011	2011	2010	2009	2008
Residential loans
Residential 1-4 family	$7,137	$4,977	$1,595	$17,350	$12,374	$5,498
Residential land	785	1,448	1,140	4,872	6,095	3,270
Total residential loans	7,922	6,425	2,735	22,222	18,469	8,768

Commercial loans
Commercial business	1,460	3,666	4,322	6,951	1,237	358
Commercial real estate	18,386	17,127	18,400	48,973	13,674	2,701
Commercial construction	247	605	266	5,704	6,227	4,642
Commercial land	4,058	5,232	6,310	46,109	32,847	1,357
Total commercial loans	24,151	26,630	29,298	107,737	53,985	9,058

Consumer loans
Home equity	10,049	8,192	6,871	6,969	5,474	1,258
Manufactured housing	3,355	3,461	2,922	2,909	2,280	1,266
Marine	139	246	47	188	143	108
Other consumer	275	224	127	206	81	99
Total consumer loans	13,818	12,123	9,967	10,272	7,978	2,731
Total nonaccrual loans	45,891	45,178	42,000	140,231	80,432	20,557
Loans 90+ days still accruing	43	121	171	175	121	76
Restructured loans, still accruing	3,536	2,411	734	750	—	—
Total nonperforming loans	49,470	47,710	42,905	141,156	80,553	20,633
Nonperforming loans held for sale	—	—	39,412	—	—	—
Other repossessed assets acquired	18,338	20,487	26,212	11,950	22,002	4,286
Total nonperfoming assets	$67,808	$68,197	$108,529	$153,106	$102,555	$24,919

Acquired non-covered nonperforming loans	$328	$—	$—	$—	$—	$—
Acquired covered nonperforming loans	8,649	17,523	18,979	10,588	—	—
Legacy nonperforming loans	40,493	30,187	23,926	130,568	80,553	20,633
Total nonperforming loans	$49,470	$47,710	$42,905	$141,156	$80,553	$20,633

Acquired non-covered nonperforming assets	$2,023	$—	$—	$—	$—	$—
Acquired covered nonperforming assets	18,256	25,073	27,667	15,489	7,055	—
Legacy nonperforming assets	47,529	43,124	80,862	137,617	95,500	24,919
Total nonperforming assets	$67,808	$68,197	$108,529	$153,106	$102,555	$24,919

Nonperforming assets as a percent of loans and other repossessed assets acquired	2.70%	2.83%	4.48%	5.94%	3.82%	1.07%

Nonperforming assets as a percent of total assets	2.11	2.17	3.38	4.61	2.92	0.84

Nonperforming assets excluding acquired covered loans and nonperforming loans held for sale as a percent of legacy and other repossessed assets acquired	2.17	1.91	1.79	5.82	3.93	1.07

Nonperforming assets excluding acquired covered loans and nonperforming loans held for sale as a percent of total assets	1.54	1.37	1.23	4.16	2.72	0.84

While total nonperforming assets were essentially unchanged from December 31, 2011 to December 31, 2012, decreases in other repossessed assets acquired and nonperforming commercial loans due to focused loss mitigation efforts were substantially offset by increases in nonperforming residential mortgage, home equity and accruing restructured loans. The increases in nonperforming residential mortgage and home equity loans were due to the prolonged economic downturn as well as the lengthy cycle to resolve foreclosed residential mortgages in South Carolina. The increase in accruing restructured loans was due to proactive modification arrangements to help customers through the prolonged economic downturn. The decrease in nonperforming assets from September 30, 2011 and prior periods was primarily the result of the bulk loan sale completed in the fourth quarter of 2011, as well as a general stabilization in credit trends since the bulk loan sale. Acquired covered nonperforming assets continue to be reduced through resolution or loss claims with the FDIC.

The following table provides a breakdown of nonaccrual loans by geographic location. Geographic data is presented by MSA where available, or by county as a proxy.

Nonaccrual loans by region

(dollars in thousands)	As of December 31, 2012
Charleston - MSA	$18,894	41.1%
Florence - MSA	3,513	7.7
Georgetown - County	546	1.2
Greenville - MSA	446	1.0
Beaufort - County	2,380	5.2
Myrtle Beach - MSA	7,074	15.4
Wilmington - MSA	8,763	19.1
Other	4,275	9.3
Total	$45,891	100.0%

Impaired Loans and Troubled Debt Restructuring

In accordance with ASC 310-10-35, a loan is considered impaired when First Federal determines it is probable that the principal and interest due under the contractual terms of the loan will not be collected. Loans classified as impaired are placed on nonaccrual status and are included in the tables above as nonaccrual loans. First Federal accounts for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if First Federal, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that First Federal would not otherwise consider. TDRs are included in the tables above, with nonaccruing TDRs incorporated into their respective loan category and accruing TDRs are identified separately. See Note 4 to the Consolidated Financial Statements for additional details on impaired loans and TDRs.

Other Repossessed Assets Acquired

Other repossessed assets acquired is comprised of OREO and other consumer assets. OREO is acquired as a result of foreclosure or by deed-in-lieu of foreclosure and is recorded at the lower of its cost or the fair value of the property at acquisition, less selling costs. New appraisals are obtained periodically on aged properties, with further reductions to fair value recorded through the Consolidated Statements of Operations in OREO expenses, net. Other repossessed consumer collateral, including automobiles, manufactured homes and boats are also recorded at the lower of cost or fair value. Other repossessed assets at December 31, 2012 decreased $2.1 million or 10.5% from December 31, 2011 and $7.9 million or 30.0% from September 30, 2011. The decreases were due to property sales and writedowns outpacing foreclosures, partially offset by the addition of $8.7 million as part of the Plantation acquisition. See Note 4 to the Consolidated Financial Statements for additional details on OREO.

Classified Assets

Federal regulations provide for the classification of lower quality loans as substandard, doubtful or loss. The commercial banking officers are responsible for monitoring borrower performance and recommending the loan risk rating, including classified grades. First Federal has a committee, comprised of the Chief Credit Officer, credit risk management officers and other senior lending personnel, that evaluates the risk rating recommendations of when to classify loans as either substandard, doubtful or loss. Residential mortgage and consumer loans are generally classified based on delinquency. However, if there are residential mortgage and consumer loans that are part of a commercial relationship that has classified loans, they may also be deemed as classified loans if there is a common source of repayment. A specific allowance may be established on an impaired classified loan if determined necessary based on the classification and circumstances, or the potential loss may be addressed in the general allowance. When problem loans are classified as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal's determination as to the classification of its loans and the amount of their valuation allowances is subject to review by its regulators, which can order changes to classifications and the establishment of additional loan loss allowances. See Note 4 to the Consolidated Financial Statements for additional details on criticized and classified loans.

The following table details classified assets, which includes classified loans, classified loans held for sale, and other repossessed assets acquired, by category.

	December 31, 2012			December 31, 2011			September 30, 2011
Classified assets (dollars in thousands)	Covered Classified	Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified
Residential loans
Residential 1-4 family	$1,208	$15,527	$16,735	$734	$7,232	$7,966	$944	$2,302	$3,246
Residential land	246	1,071	1,317	253	1,518	1,771	173	1,288	1,461
Total residential loans	1,454	16,598	18,052	987	8,750	9,737	1,117	3,590	4,707

Commercial loans
Commercial business	1,334	9,654	10,988	4,386	9,466	13,852	5,121	7,568	12,689
Commercial real estate	11,763	52,847	64,610	22,569	39,936	62,505	23,097	39,643	62,740
Commercial construction	—	247	247	588	261	849	282	1,884	2,166
Commercial land	1,387	7,744	9,131	3,516	10,697	14,213	4,070	11,480	15,550
Total commercial loans	14,484	70,492	84,976	31,059	60,360	91,419	32,570	60,575	93,145

Consumer loans
Home equity	1,897	15,512	17,409	1,359	8,087	9,446	335	6,943	7,278
Manufactured housing	—	3,578	3,578	—	3,461	3,461	—	2,922	2,922
Marine	—	192	192	15	231	246	—	47	47
Other consumer	34	343	377	89	256	345	89	209	298
Total consumer loans	1,931	19,625	21,556	1,463	12,035	13,498	424	10,121	10,545
Total classified loans	17,869	106,715	124,584	33,509	81,145	114,654	34,111	74,286	108,397
Loans held for sale	—	—	—	—	—	—	—	50,063	50,063
Other repossessed assets acquired	9,608	8,730	18,338	7,550	12,937	20,487	8,688	17,524	26,212
Total classified assets	$27,477	$115,445	$142,922	$41,059	$94,082	$135,141	$42,799	$141,873	$184,672

Classified assets/FFCH tier 1 capital + ALL		30.21%	37.41%		25.15%	36.12%		39.32%	51.18%

Classified loans at December 31, 2012 increased $9.9 million or 8.7% over December 31, 2011 and increased $16.2 million or 14.9% over September 30, 2011. The increases were driven by higher levels of non-covered classified residential loans and consumer loans due to the prolonged economic downturn as well as the lengthy cycle to resolve foreclosed residential mortgages in South Carolina, partially offset by lower classified commercial loans. Acquired covered classified loans continue to be reduced through resolution or loss claims with the FDIC. The classified loans held for sale as of September 30, 2011 were related to the pool of loans selected for the bulk loan sale completed in the fourth quarter of 2011. See "Other Repossessed Assets Acquired" above for additional details on those assets.

Allowance for Loan Losses

First Federal maintains an allowance for loan losses (the “allowance”), which is management’s best estimate of probable losses inherent in the loan portfolio. The allowance is decreased by actual loan charge-offs, net of recoveries, and is increased by charges to current period operating results through the provision for loan losses. During the monthly loan review process, losses are identified and addressed as they are incurred. In addition, First Federal utilizes an external firm to review loan quality and it reports the results of its reviews to executive management and the Board on a quarterly basis. Such reviews also assist management in validating the accuracy of the risk rating process and establishing the level of the allowance.

A committee consisting of members of lending management, credit risk management, executive management and accounting meets at least quarterly to review the credit quality of the loan portfolios and to evaluate the allowance. The portfolio evaluation and allowance calculation process determines specific reserves for impaired loans and general reserves for pools of homogeneous loans to arrive at the required allowance. In addition to being used to categorize risk, First Federal's internal risk rating system is used as one of the factors to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk. While allocations of the allowance may be made for specific loans, the entire allowance is available for any loan that, in management's judgment, should be charged-off. In addition, an unallocated or non-specific reserve may be deemed necessary based on the committee's judgment. As of December 31, 2012, there was no unallocated portion of the allowance for loan losses.

A primary component of determining the reserve factors utilized in the allowance calculation is the actual loss history tracked by major loan category. First Federal currently estimates the losses inherent in the loan portfolio based on a rolling eighteen month historical loss period to evaluate the allowance. The loss history is reviewed by loan sector along with more recent trends, such as one-year and the most recent quarter historical loss ratios, to determine probable losses inherent in the portfolio. First Federal’s policy is to adjust the loss history with internal and external qualitative factors at each period end, as appropriate, given the facts available at the time. The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience include, but are not limited to:

•	changes in lending policies and procedures;

•	changes in economic conditions;
53

•	changes in the nature and volume of the loan portfolios;

•	experience, ability and depth of management;

•	past due, nonaccrual, and classified loan trends;

•	quality of the loan review process;

•	collateral value changes for collateral dependent loans;

•	changes in credit concentrations; and

•	the competitive, legal and regulatory environment.

Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The specific reserve associated with impaired loans is primarily determined by estimating loss inherent in each problem credit based on the value of the underlying collateral or by utilizing a discounted cash flow methodology.

The following tables summarize the changes in the allowance.

	As of and for
	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010	2009	2008
Balance at beginning of period	$53,524	$54,333	$86,871	$68,473	$23,990	$15,428
Allowance of acquired bank	—	—	—	—	4,132	—

Provision for loan losses	20,136	7,445	109,901	125,194	66,883	16,939

Charge-offs:
Residential	(6,421)	(928)	(20,491)	(12,995)	(9,549)	(1,602)
Commercial	(11,581)	(2,961)	(101,224)	(76,982)	(5,968)	(1,455)
Consumer	(14,446)	(5,037)	(23,976)	(21,542)	(12,476)	(6,183)

Recoveries:
Residential	355	5	694	1,058	375	2
Commercial	1,320	102	1,272	2,380	405	109
Consumer	1,292	565	1,286	1,285	681	752
Net charge-offs	(29,481)	(8,254)	(142,439)	(106,796)	(26,532)	(8,377)
Balance at end of period	$44,179	$53,524	$54,333	$86,871	$68,473	$23,990

	As of December 31,
(dollars in thousands)	2012		2011
Residential loans	$7,790	0.31%	$8,748	0.37%
Commercial loans	15,986	0.64	22,195	0.93
Consumer loans	20,403	0.82	22,581	0.95
Total allowance for loan losses	$44,179	1.77%	$53,524	2.24%

Allowance for loan losses for
Loans covered under loss share agreements	$870		$344
Loans not covered under loss share agreements	43,309		53,180
Total allowance for loan losses	$44,179		$53,524

Note: percentage calculations represent each loan category as a percentage of total loans.

	As of September 30,
(dollars in thousands)	2011		2010		2009		2008
Residential loans	$7,796	0.33%	$10,730	0.42%	$14,343	0.54%	$4,225	0.18%
Commercial loans	24,614	1.05	53,182	2.07	40,522	1.52	9,372	0.40
Consumer loans	21,923	0.93	22,959	0.90	13,608	0.51	9,688	0.42
Unallocated	—	—	—	—	—	—	705	0.03
Total allowance for loan losses	$54,333	2.31%	$86,871	3.39%	$68,473	2.57%	$23,990	1.03%

Allowance for loan losses for
Loans covered under loss share agreements	$340		$424		$150		$—
Loans not covered under loss share agreements	53,993		86,447		68,323		23,990
Total allowance for loan losses	$54,333		$86,871		$68,473		$23,990

Note: percentage calculations represent each loan category as a percentage of total loans.

The allowance for loan losses at December 31, 2012 represented 1.77% of total loans, compared with 2.24% at December 31, 2011 and 2.31% at September 30, 2011. The decrease in the allowance ratio was primarily the result of acquiring loans that are carried at fair value and do not currently have an associated allowance. As of December 31, 2012, the acquired loans that were excluded from the allowance calculation totaled $252.5 million, compared with $14.6 million and $17.9 million at December 31, 2011 and September 30, 2011, respectively. Excluding the effect of the excluded acquired loans, the allowance was 1.97% at December 31, 2012, compared with 2.26% and 2.32% at December 30, 2011 and September 30, 2011, respectively. The decreases were driven by continued improvement in historical loss factors and stable credit metrics since the bulk loan sale in late 2011. See Note 4 to the Consolidated Financial Statements for additional details on the allowance for loan losses.

First Federal believes that it uses relevant information available to make determinations about the allowance and that it has established its allowance in accordance with GAAP. Management and the Board have implemented policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied its processes, and have determined that the controls in place are adequate to ensure that the allowance is appropriate as of each balance sheet date. Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date. If circumstances differ substantially from the assumptions used in determining the allowance, future adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

FDIC Indemnification Asset

The FDIC indemnification asset, net at December 31, 2012 totaled $80.3 million, an increase of $29.2 million or 57.3% over December 31, 2011 and an increase of $29.8 million or 59.1% over September 30, 2011. The increases were the result of establishing a $35.9 million indemnification asset during 2012 to recognize the loss share agreement associated with the Plantation transaction, combined with subsequent adjustments to the asset for actual losses in excess of original projections, as well as normal accretion of the existing indemnification asset. These additions were partially offset by the receipt of claims reimbursement from the FDIC and $4.0 million in potential impairment on the FDIC indemnification asset related to the Cape Fear transaction as the performance of an underlying loan pool has been better than originally projected and may result in lower future reimbursements under the loss share agreement. See Notes 1 and 6 to the Consolidated Financial Statements for additional details.

Bank Owned Life Insurance

Bank owned life insurance totaled $50.6 million at December 31, 2012, an increase of $50.6 million over December 31, and September 30, 2011. The increases were the result of establishing a bank owned life insurance program on certain corporate officers as part of a strategy to offset the costs of existing employee benefit plans.

Other Assets

Other assets totaled $77.2 million at December 31, 2012, a decrease of $18.8 million or 19.6% from December 31, 2011, and a decrease of $41.4 million or 34.9% from September 30, 2011. The decreases from both prior periods were principally due to current tax adjustments recorded, federal tax refunds received during the twelve month period ended December 31, 2012 and a $1.2 million net write-down of the state deferred tax asset due to First Federal’s conversion to a South Carolina state-chartered commercial bank. In addition, the decrease from September 30, 2011 was caused by additional federal tax refunds received and lower levels of OREO as property sales and writedowns outpaced foreclosures. See Notes 4 and 13 to the Consolidated Financial Statements for additional details.

Deposits

Deposits, particularly core deposits, are a primary source of funding for First Federal and provide the ability to successfully meet both short-term and long-term liquidity needs. First Federal offers a variety of deposit accounts with a range of interest rates and terms. While retail deposits have traditionally been the primary source of funding and provide a customer base for cross-selling additional products and services, First Federal also emphasizes business accounts as an opportunity for growth and offers products focused on business customers’ needs. Deposits as a percent of total funding were 90.3% at December 31, 2012, compared with 78.6% at December 31, 2011 and 79.2% at September 30, 2011. The increases reflect a focus to shift from wholesale funding sources to core deposits, which was accomplished through a combination of organic growth and acquisitions.

Interest paid on deposits represents the largest component of First Federal's interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to: (1) interest rates offered with respect to comparable products in the local markets by competitors, (2) current and expected economic conditions, (3) anticipated future short-term and long-term interest rates, (4) the expected amount and timing of funding needs and (5) the availability and cost of alternative funding sources. Deposit flows are controlled by First Federal primarily through pricing, and to a lesser extent, through promotional activities. Management believes that the rates it offers, which are posted weekly on deposit accounts, are generally competitive with other financial institutions in First Federal's respective market areas. Customer deposits are attractive sources of funding because of their relative stability and cost. In addition, customer deposits are regarded as an important part of the overall customer relationship and provide opportunities to cross-sell other services.

The average cost of deposits for the year ended December 31, 2012 was 0.51%, compared with 0.76% for the quarter ended December 31, 2011 and 1.20% for the year ended September 30, 2011. The decreases in the average cost of deposits from both prior periods were due in large part to the low cost core deposits acquired in the Plantation and Liberty transactions as well as the continued planned reductions in maturing high rate time deposits.

The following table presents major deposit categories.

	As of December 31,				As of September 30,
(dollars in thousands)	2012		2011		2011
Noninterest-bearing checking	$388,259	14.96%	$279,310	12.47%	$278,944	12.11%
Interest-bearing checking	511,647	19.71	429,907	19.20	440,584	19.14
Savings	269,813	10.40	203,521	9.09	192,828	8.37
Money market	474,157	18.27	318,975	14.25	312,231	13.56
Total core deposits	1,643,876	63.34	1,231,713	55.01	1,224,587	53.18

Retail time deposits	845,391	32.57	791,544	35.35	824,875	35.82
Wholesale time deposits	106,066	4.09	215,941	9.64	253,395	11.00
Total time deposits	951,457	36.66	1,007,485	44.99	1,078,270	46.82
Total deposits	$2,595,333	100.00%	$2,239,198	100.00%	$2,302,857	100.00%

Core deposits at December 31, 2012 increased $412.2 million or 33.5% over December 31, 2011, and $419.3 million or 34.2% over September 30, 2011. The increases were primarily the result of acquiring $272.9 million in core deposit as part of the Plantation and Liberty transactions, as well as the introduction of new retail deposit products and sales processes during 2012. Time deposits at December 31, 2012 decreased $56.0 million or 5.6% from December 31, 2011, and decreased $126.8 million or 11.8% from September 30, 2011. The decreases were primarily the result of a planned reduction in maturing high rate retail and wholesale time deposits and lower funding needs relative to asset growth during 2012, partially offset by $260.0 million in time deposits acquired as a result of the Plantation and Liberty transactions. See Notes 2 and 9 to the Consolidated Financial Statements for additional information on deposits.

Borrowed Funds

Borrowed funds, which are comprised of advances from the FHLB and long-term debt, are used to complement deposit generation as a funding source for asset growth as well as for asset/liability management. Total borrowings at December 31, 2012 were $280.2 million, a decrease of $328.0 million or 53.9% from December 31, 2011, and a decrease of $325.0 million or 53.7% from September 30, 2011. The decreases were the result of shifting the funding mix to core deposits and the balance sheet repositioning strategy during 2012, which included prepaying $125.0 million in long-term FHLB advances with an average rate of 3.15%. As a result of this action, First Federal paid a prepayment termination charge of $8.5 million.

Shareholders’ Equity

Shareholders’ equity at December 31, 2012 totaled $299.6 million, an increase of $22.5 million or 8.1% over December 31, 2011 and an increase of $31.1 million or 11.6% over September 30, 2011. The increases were primarily the result of net income, partially offset by a reduction in accumulated other comprehensive income related to investment securities valuations. Both First Financial’s and First Federal’s regulatory capital ratios continue to be above “well-capitalized” minimums, as presented in the following table.

		As of December 31,		As of September 30,
		2012	2011	2011
First Financial
Equity to assets		9.32%	8.81%	8.37%
Tangible common equity to tangible assets (non-GAAP)		7.07	6.67	6.27
Book value per common share		$14.20	$12.84	$12.31
Tangible common book value per share (non-GAAP)		13.71	12.69	12.16
Annual dividends paid per common share, authorized		0.20	0.20	0.20
Common shares outstanding, end of period (000s)		16,527	16,527	16,527

	Regulatory Minimum for Capital Adequacy Purposes
First Financial[1]	4.00%	10.54%
Leverage capital ratio	4.00	14.89
Tier 1 risk-based capital ratio	8.00	16.16
Total risk-based capital ratio

	Regulatory Minimum for “Well-Capitalized”
First Federal[2]
Leverage capital ratio	5.00%	9.97%	8.92%	8.26%
Tier 1 risk-based capital ratio	6.00	14.10	12.35	11.26
Total risk-based capital ratio	10.00	15.37	13.61	12.53

1 Effective in 2012, First Financial was required to file the FR Y-9C, Consolidated Financial Statements for Bank Holding Companies, with the Federal Reserve. Periods prior to first quarter 2012 were not applicable to such regulatory filings. Bank holding companies are not subject to the prompt corrective action provisions of the Federal Deposit Insurance Act.

2 Beginning in 2012, capital ratios for First Federal are based on reporting requirements for financial institutions filing FFIEC 041, FDIC Consolidated Reports of Condition and Income. Prior period ratios are reported based on superseded regulatory requirements previously issued by the Office of Thrift Supervision.

As a result of First Federal’s charter conversion and Federal Reserve membership in February 2012, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides guidance that de novo state member banks and converting thrifts maintain a Tier 1 leverage ratio of 9.00% for the first three years as a member bank unless an exception is granted.

On March 29, 2012, the US Treasury completed the sale of its $65.0 million preferred stock investment in First Financial to private investors through a registered public offering. There was no impact to First Financial’s financial condition or operating results due to the transaction. On January 24, 2013, First Financial declared a quarterly cash dividend of $12.50 per preferred share payable on February 15, 2013 to shareholders of record as of February 5, 2013.

On January 24, 2013, First Financial declared a quarterly cash dividend of $0.05 per common share, payable on February 22, 203 to shareholders of record as of February 8, 2013.

Liquidity

First Federal Liquidity

An important component of First Federal’s asset/liability structure is the level of liquidity available to meet the needs of its customers and creditors. First Federal’s primary sources of funds consist of retail and commercial deposits, borrowings from the FHLB and Federal Reserve, other short-term borrowings, principal repayments on loans and cash flows on investment securities, the sale of loans and securities and brokered deposits. First Federal’s desired level of liquidity is determined by management in conjunction with the Asset/Liability Committee (“ALCO”) of First Federal. The level of liquidity is based on management’s strategic direction, commitments to make loans and the ALCO’s assessment of First Federal’s ability to generate funds. Management believes First Federal has sufficient liquidity to meet future funding needs.

As of December 31, 2012, First Federal had the capacity to borrow a total of $717.7 million from the FHLB, the Federal Reserve of Richmond, and through federal funds lines with unaffiliated banks. Neither the line with the Federal Reserve nor the federal funds lines had outstanding balances at December 31, 2012.

First Financial Liquidity

As a bank holding company, First Financial conducts its business through its subsidiaries and is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities and additional borrowings or stock offerings. First Federal’s ability to pay dividends to First Financial is subject to regulatory requirements as discussed in Note 12 to the Consolidated Financial Statements. Potential uses of First Financial’s cash and cash equivalents include dividend and interest payments, operating expenses or capital contributions to its subsidiaries, including First Federal. As of December 31, 2012, First Financial had cash and cash equivalents of $18.1 million, as compared with $39.0 million and $43.9 million at December 31, 2011 and September 30, 2011, respectively. The decrease was primarily the result of quarterly dividend payments to preferred and common shareholders as well as a $12.0 million of capital downstreamed to First Federal during 2012 to support acquisition activities. First Financial’s interest and preferred dividend payment obligations total $6.6 million annually.

Asset and Liability Management

First Federal’s treasury function manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate risk, credit risk, market risk and liquidity risk, and optimizing capital utilization. Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. First Federal’s market risk arises primarily from interest rate risk inherent in lending, deposit-gathering and other funding activities. The structure of its loan, investment, deposit and borrowing portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income. In managing the investment portfolio to achieve its stated objective, First Federal invests predominately in agency securities, agency and private label mortgage-backed securities, asset-backed and collateralized debt securities including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by First Federal’s ALCO and the Investment Committee. ALCO activities are summarized and reviewed quarterly with the Board.

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin, earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. First Federal manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. An objective of First Federal’s asset/liability management policy is to maintain a balanced risk profile so that variations to net interest income stay within policy limits. A sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same speed, to the same degree or on the same basis. Asset/liability management is the process by which First Federal evaluates and changes, when appropriate, the mix, maturity and pricing of assets and liabilities in an attempt to reduce a materially adverse impact on earnings resulting from the direction, frequency and magnitude of change in market interest rates. Although the net interest income of any financial institution is perceived as being vulnerable to fluctuations in interest rates, management has attempted to minimize this vulnerability within policy limits.

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

First Federal’s ALCO has established policies and monitors results to manage interest rate risk. The dynamic repricing gap analysis provides a measurement of repricing risk as of a point in time by allocating rate sensitive assets and liabilities to repricing periods. The sum of assets and liabilities maturing or repricing in each of these periods is compared for mismatches within each period. Core deposits lacking contractual maturities or repricing frequencies are placed into repricing and maturity periods based on the historical price sensitivity of such liabilities to interest rate movements. Repricing periods for assets include the effects of expected prepayments on cash flows. Particular assets and liabilities, such as ARMs, are also evaluated for the manner in which changes in interest rates or selected indices may affect their repricing. Other measurements include asset/liability modeling and interest income simulations, which assess varying interest rate and balance sheet mix assumptions. First Federal utilizes various balance sheet strategies to adjust its interest rate sensitivity position as necessary, including decisions on the pricing, maturity and marketing of particular loan or deposit products and to make decisions regarding the structure of maturities for borrowings or wholesale funding options.

Based on the dynamic gap analysis, First Federal is slightly liability-sensitive within one year, with rate-sensitive liabilities exceeding rate-sensitive assets by $119.8 million or 3.73% of total assets as of December 31, 2012. This is compared with a liability-sensitive position of $201.4 million or 6.40% of total assets as of December 31, 2011 and a liability-sensitive position of $281.9 million or 8.79% as of September 30, 2011. The decreases were primarily the result of the shift in funding mix with the reduction in certificates of deposit and the increase of immediately repricing core deposits.

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

An institution which is liability-sensitive would normally have a negative effect on net interest income in a rising rate environment. The opposite would generally occur when an institution has a positive gap position, or is asset-sensitive. Net interest income simulations were performed as of December 31, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming a static balance sheet composition. Based on the simulations, while First Federal is slightly liability-sensitivity, net interest income would be expected to decrease from what it would be if rates were to remain at December 31, 2012 levels by 1.07% if market interest rates were to increase immediately by 100 basis points in a parallel shift, while the increase in net interest income would be expected to be approximately 1.95% if market interest rates were to increase immediately by 200 basis points in a parallel shift. While the anticipated increase in net interest income is contrary for an institution with a negative gap, the movement is primarily related to the lag matrix on the repricing of liabilities and the timing and magnitude of asset repricing relative to liabilities. There are fewer assets adjusting immediately, however loans generally move fully with the related index or yield curve change, while deposits may not change on a one-to-one correlation with the index or yield curve. The difference in the rate of change for assets relative to liabilities and the lagged timing of the liability changes has resulted in the projected increase in net interest income in a rising rate environment.

Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at December 31, 2012 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 1.83% and increase by 3.11%, respectively, from where it would be if rates were to remain at December 31, 2012 levels. The increases are primarily the result of the core deposit intangibles, which increase in value as interest rates rise. Scenarios different from those outlined above, whether different by timing, level or a combination of factors, could produce different results.

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

Off-Balance Sheet Arrangements and Contractual Obligations

First Financial is party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and in connection with its overall interest rate risk management strategies. These instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. The primary instruments are described below.

Derivatives

Derivative transactions are used to manage interest rate sensitivity and to reduce risks associated with First Federal’s lending, deposit taking and borrowing activities. First Federal recognizes derivatives as either assets or liabilities on the Consolidated Balance Sheets and reports these instruments at fair value with realized and unrealized gains and losses included in earnings. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data.

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

Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of interest rates. Market risk associated with mortgage origination activities with the secondary market and net interest income is managed through the use of various derivative products such as forward sales contracts. The market risk associated with derivatives used for interest rate risk management activity is incorporated in interest rate sensitivity analysis. See Notes 1, 5 and 17 to the Consolidated Financial Statements for additional information.

First Federal issues commitments for approved residential mortgage loans subject to the occurrence of certain events. Such commitments are made with specified terms and conditions. Interest rate locks are generally offered to prospective borrowers for up to a 60-day period, during which time the borrower may lock in the rate. First Federal’s outstanding commitments to originate loans to be held for sale are discussed further in Note 16 to the Consolidated Financial Statements.

When First Federal issues a loan commitment to a borrower, there is a risk that a rise in interest rates will reduce the value of the mortgage before it can be closed and sold. This type of risk occurs when First Federal commits to an interest rate lock on a borrower’s application during the origination process and interest rates increase before the loan can be sold. Such interest rate risk also arises when mortgages are placed in the warehouse (i.e., held for sale) without locking in an interest rate for their eventual sale in the secondary market. To control the interest rate risk caused by mortgage activities, First Federal uses forward security sales, loan sale commitments and mortgage-backed securities to offset the risk in the mortgage origination pipeline, futures contracts, and the purchase of over-the-counter put and call option contracts related to the ten-year Treasury security. At various times, depending on loan origination volume, interest rate direction, growth of the servicing asset and management’s assessment of projected loan fallout, First Federal may reduce or increase its derivative positions. See Notes 5, 16 and 17 to the Consolidated Financial Statements for additional information.

The activities described above are managed continually as markets change; however, there can be no assurance that First Federal will be successful in its effort to reduce the risk of interest rate fluctuations between the time commitments are issued and the ultimate sale of the loan. First Federal completes an analysis which reports First Federal’s interest rate risk position with respect to its loan origination and sale activities. First Federal’s interest rate risk management activities are conducted in accordance with a written policy which covers objectives, functions, instruments to be used, monitoring and internal controls. First Federal does not enter into option positions for trading or speculative purposes. First Federal does not apply hedge accounting to its derivative financial instruments; therefore, all changes in fair value are recorded in earnings. For 2012, First Federal had a net loss of $3.9 million attributable to the underlying derivative financial instruments used to mitigate the interest rate risk of its mortgage activities.

Off-Balance Sheet Arrangements

In the normal course of operations, First Financial engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage their requests for funding.

Lending Commitments

Lending commitments include loan commitments, outstanding commitments on residential mortgage loans not yet closed, unused business and consumer credit card lines and documentary letters of credit. Commitments to extend credit are agreements to lend to borrowers as long as there is no violation of any condition established by the commitment letter. Commitments generally have fixed expiration dates or other termination clauses. The majority of the commitments will be funded within a twelve month period, and are evaluated for creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but primarily consists of residential or income producing commercial properties. These instruments are not recorded in the Consolidated Balance Sheets until funds are advanced under the commitments. For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. See Note 16 to the Consolidated Financial Statements for additional information regarding lending commitments.

Standby Letters of Credit

Standby letters of credit represent First Federal’s obligation to a third party contingent upon the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower of the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. As of December 31, 2012, there was no current liability associated with these standby letters of credit. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2012 was $10.8 million.

Representations and Warranties

First Federal issues standard representations and warranties related to mortgage loan sales to government sponsored entities. Although these agreements often do not specify limitations, First Federal does not believe that any payment related to these warranties would materially change its financial condition or results of operations. During 2012, First Federal repurchased $541 thousand of loans previously sold.

Contractual Obligations

The table below summarizes the fixed and determinable contractual cash obligations by payment due date.

	As of December 31, 2012
(in thousands)	Within One Year	After One to Two Years	After Two to Three Years	After Three to Five Years	After Five Years	Total
Deposits without stated maturities[1]	$1,643,876	$—	$—	$—	$—	$1,643,876
Deposits with stated maturities	507,892	169,389	87,259	181,658	5,259	951,457
Advances from FHLB	—	—	33,000	175,000	25,000	233,000
Long-term debt	4	6	8	27	47,159	47,204
Purchase obligations	1,038	992	1,053	1,519	—	4,602
Operating leases	1,636	1,203	750	935	2,969	7,493
Total contractual obligations	$2,154,446	$171,590	$122,070	$359,139	$80,387	$2,887,632

[1]	Given the nature of these deposits, deposits without stated maturities were included within the one year or less category.

In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts in the table above as the potential cash outflows would have corresponding cash inflows from interest-bearing assets. In addition to the commitments specifically noted in the table above, First Federal enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunication services, facility maintenance and equipment servicing, supplies purchasing and other goods and services used in daily operations. Generally, these contracts are renewable or cancelable at least annually, with many having provisions to be terminated with a sixty or ninety day notice; although, in some cases to secure favorable pricing concessions, First Federal has committed to contracts that may extend to several years.

Critical Accounting Policies and Estimates

First Financial’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the financial institutions industry. Application of these principles requires management to make estimates, assumptions and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from these estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses; fair value measurements; income taxes; and business combinations, including the method of accounting for loans acquired and estimating the FDIC indemnification asset. First Financial believes that these estimates and the related policies discussed below are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board. First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses represents First Federal’s estimate of probable losses inherent in the loan portfolio, the largest asset category on the Consolidated Balance Sheets. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of several factors: ongoing loan reviews, the credit risk ratings of loans, consideration of First Federal’s loan loss experience, trends in delinquent and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits as well as other qualitative and quantitative factors which could affect probable credit losses. Other considerations include the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on First Federal’s historical loss experience and additional qualitative adjustments for internal and external factors. Additionally, an allocation of reserves may be established for special situations that are unique to the measurement period with consideration of current economic trends and conditions. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

First Federal’s allowance for loan loss methodology is based on regulatory, GAAP and SEC guidance. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond its control, including the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. See “Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

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

Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, First Federal adjusts the allowance for loan losses through the provision for loan losses, which will impact results of operations in the period where the variance is identified. Management believes that the allowance for loan losses at each balance sheet date is adequate and appropriate in accordance with GAAP. See Notes 1 and 4 to the Consolidated Financial Statements for additional information.

Fair Value Measurements

A number of valuation techniques are used to determine the fair value of assets and liabilities in First Financial’s Consolidated Financial Statements. These include quoted market prices for securities, interest rate swap valuations based on the modeling of termination values adjusted for credit spreads with counterparties and appraisals of real estate from independent licensed appraisers, among other valuation techniques. Fair value measures for assets and liabilities where there exists limited or no observable market data are based primarily on estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets or liabilities required to be measured at fair value or for impairment will be recognized in the financial statements as appropriate. See Notes 1 and 17 to the Consolidated Financial Statements for additional information.

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

The valuation of current and deferred tax liabilities and assets is considered critical as it requires management to make estimates based on enacted tax laws and other future events. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. First Financial believes its tax assets and liabilities are adequate and are properly recorded in the Consolidated Financial Statements. See Notes 1 and 13 to the Consolidated Financial Statements for additional information.

Business Combinations, Including the Method of Accounting for Loans Acquired and Estimating the FDIC Indemnification Asset

Acquisitions are accounted for in accordance with GAAP and assets acquired and liabilities assumed are recorded at their estimated fair value as of acquisition date. Determining the fair value of the assets and liabilities, especially the loan portfolio and OREO, is a complex process involving significant judgment regarding the methods and assumptions used to calculate estimated fair values. The fair value of loans acquired is estimated based on discounted cash flows, which take into consideration current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds. Loans acquired with credit deterioration are considered to be impaired and are accounted for in accordance with GAAP. The estimated fair value of impaired loans is based on projected cash flows, the type of loan and related collateral, risk rating classification status and current market interest rates. When First Federal assumes the deposits, assets and liabilities of a failed financial institution from the FDIC, it establishes a FDIC indemnification asset. The FDIC indemnification asset represents the fair value of the losses for which First Federal expects to be reimbursed by the FDIC, in accordance with the loss share agreement entered into on the date of acquisition. The fair value is estimated based on projected cash flows and is discounted to reflect the uncertainty of the timing and receipt of the loss sharing agreement with the FDIC.

Actual cash flows received on acquired loans may vary from those projected. As a result, First Federal monitors the actual performance on a quarterly basis and adjusts the amortization of loan accretion and recognizes potential impairment in the FDIC indemnification asset or incremental loan impairment in the acquired loan pool accordingly. The adjustments are recognized in interest income (loan accretion), the provision for loan losses (additional credit deterioration) or noninterest expense (potential FDIC indemnification asset impairment) as appropriate. See Notes 1, 2, 4 and 6 to the Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by First Financial as well as the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects First Financial’s financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity (“TCE”) to tangible assets ratio, tangible common book value (“TBV”) per share, pre-tax pre-provision earnings and adjusted net interest margin. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business and performance trends, and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, First Financial has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period-to-period comparisons. Although First Financial believes the above non-GAAP financial measures enhance readers’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures. Readers should consider First Financial’s performance and financial condition as reported under GAAP and all other relevant information when assessing First Financial’s performance or financial condition.

The efficiency ratio measures the amount of revenue (defined as the sum of net interest income on a fully tax-equivalent basis and noninterest income) needed to cover noninterest expenses. In accordance with industry standards, First Financial believes that presenting net interest income on a taxable equivalent basis when calculating the efficiency ratio, using a 35% federal tax rate, allows comparability with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments.

First Financial believes that the exclusion of goodwill and other intangible assets facilitates the comparison of results for ongoing business operations. The TCE ratio and TBV have become a focus of some investors, analysts and banking regulators. Management believes these measures may assist in analyzing First Financial’s capital position absent the effects of intangible assets and preferred stock. Because TCE and TBV are not formally defined by GAAP or codified in federal banking regulations, these measures are considered to be non-GAAP financial measures. However, analysts and banking regulators may assess First

Financial’s capital adequacy using TCE or TBV and, therefore, management believes that it is useful to provide investors the ability to assess its capital adequacy on the same basis.

First Financial believes that pre-tax pre-provision earnings is a useful measure in assessing its core operating performance, particularly during times of economic stress. This measurement, as defined by management, represents total revenue (net interest income plus noninterest income) less noninterest expense. As recent results for the banking industry demonstrate, credit write-downs, loan charge-offs and related provisions for loan losses can vary significantly from period to period, making a measure that helps isolate the impact of credit costs on profitability important to investors.

The performance of the Cape Fear loans acquired from the FDIC in April 2009 has been better than originally projected. During 2012, cash payments received exceeded First Federal’s initial investment in the pool and, in accordance with GAAP, First Federal began recognizing the cash payments in net interest income. As the amount and frequency of cash payments for the Cape Fear loan pool are not predictable, this creates volatility in net interest margin. First Financial believes that adjusting net interest margin to remove the effect of the incremental loan accretion and interest income associated with the Cape Fear loan pool provides a more consistent trend to compare First Federal’s historical performance against itself as well as its net interest margin with its peers.

The following table presents the calculation of these non-GAAP measures.

	Year Ended	Quarter Ended	Years Ended
(dollars in thousands, except per share data)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010	September 30, 2009	September 30, 2008
Efficiency ratio from continuing operations
Net interest income (A)	$128,251	$28,899	$118,015	$126,547	$122,288	$91,700
Taxable equivalent adjustment (B)	760	145	605	628	545	57
Noninterest income (C)	76,433	32,770	47,495	45,947	34,722	40,567
Gain on acquisition (D)	13,889	—	—	—	—	—
Gain on sold loan pool, net (E)	—	20,796	—	—	—	—
OTTI losses on investment securities (F)	(503)	(180)	(879)	(2,853)	(3,993)	(486)
Gain on sale or call of investments (G)	3,877	—	1,419	—	—	750
Noninterest expense (H)	136,345	28,886	116,902	112,577	94,514	84,045
FHLB prepayment termination charge (I)	8,525	—	—	—	—	—
Efficiency ratio: (H-I)/(A+B+C-D-E-F-G) (non-GAAP)	67.92%	70.12%	70.60%	63.97%	58.51%	63.64%

Tangible assets and tangible common equity
Total assets	$3,215,558	$3,146,964	$3,206,310	$3,323,015	$3,510,287	$2,973,994
Goodwill[1]	—	—	—	(28,260)	(29,278)	(27,892)
Other intangible assets, net[2]	(8,025)	(2,401)	(2,491)	(9,754)	(8,683)	(8,349)
Tangible assets (non-GAAP)	$3,207,533	$3,144,563	$3,203,819	$3,285,001	$3,472,326	$2,937,753

Total shareholders’ equity	$299,641	$277,178	$268,506	$318,190	$351,649	$183,478
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)	—
Goodwill[1]	—	—	—	(28,260)	(29,278)	(27,892)
Other intangible assets, net[2]	(8,025)	(2,401)	(2,491)	(9,754)	(8,683)	(8,349)
Tangible common equity (non-GAAP)	$226,616	$209,777	$201,015	$215,176	$248,688	$147,237

Shares outstanding, end of period (000s)	16,527	16,527	16,527	16,527	15,897	11,692

Tangible common equity to tangible assets (non-GAAP)	7.07%	6.67%	6.27%	6.55%	7.16%	5.01%
Book value per common share	$14.20	$12.84	$12.31	$13.61	$16.19	$13.31
Tangible common book value per share (non-GAAP)	13.71	12.69	12.16	13.02	15.64	’

Pre-tax pre-provision earnings
Income (loss) before income taxes	$48,203	$25,338	$(61,293)	$(65,277)	$(4,387)	$31,283
Provision for loan losses	20,136	7,445	109,901	125,194	66,883	16,939
Pre-tax pre-provision earnings (non-GAAP)	$68,339	$32,783	$48,608	$59,917	$62,496	$48,222

Impact of improved performance of Cape Fear loan pool
Net interest income	$128,251	$28,899	$118,015	$126,547	$122,288	$91,700
Tax equivalent adjustment	760	145	605	628	545	57
Net interest income on taxable equivalent basis (A)	129,011	29,044	118,620	127,175	122,833	91,757
Incremental loan accretion	(944)	—	—	—	—	—
Interest income recognized on cash received in excess of initial investment	(3,576)	—	—	—	—	—
Net interest income, adjusted (non-GAAP) (B)	$124,491	$29,044	$118,620	$127,175	$122,833	$91,757

Average earning assets (C)	$3,041,570	$2,959,580	$3,088,282	$3,217,940	$3,206,684	$2,676,770
Net interest margin (A)/(C)	4.24%	3.91%	3.84%	3.95%	3.83%	3.41%
Net interest margin, adjusted (B)/(C) (non-GAAP)	4.09	3.91	3.84	3.95	3.83	3.41

[1]	Goodwill includes goodwill from Continuing Operations and goodwill from Discontinued Operations of $27,630, $27,395 and $27,262 for the years ended September 30, 2010, 2009 and 2008, respectively.

[2]	Intangible assets includes intangible assets for Continuing Operations, as shown on the Consolidated Balance Sheets, and includes intangible assets for Discontinued Operations of $6,938, $7,568, and $8,304 for the years ended September 30, 2010, 2009, and 2008, respectively.
64

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and September 30, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2012, the quarter ended December 31, 2011, and the years ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011 and September 30, 2011, and the results of their operations and their cash flows for the year ended December 31, 2012, the quarter ended December 31, 2011, and the years ended September 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Financial Holdings, Inc.

We have audited the internal control over financial reporting of First Financial Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 18, 2013

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except share data)	December 31, 2012	December 31, 2011	September 30, 2011
ASSETS
Cash and due from banks	$60,290	$61,400	$54,307
Interest-bearing deposits with banks	57,161	15,275	31,630
Total cash and cash equivalents	117,451	76,675	85,937
Investment securities
Securities available for sale, at fair value	253,798	404,550	412,108
Securities held to maturity at amortized cost, approximate fair value $17,867, $23,242 and $24,162, respectively	15,555	20,486	21,671
Nonmarketable securities	20,914	32,694	35,782
Total investment securities	290,267	457,730	469,561
Loans
Residential	1,031,533	1,032,134	967,063
Commercial	681,119	618,070	634,650
Consumer	782,672	735,253	753,621
Total loans	2,495,324	2,385,457	2,355,334
Less: Allowance for loan losses	44,179	53,524	54,333
Net loans	2,451,145	2,331,933	2,301,001
Loans held for sale	55,201	48,303	94,872
FDIC indemnification asset, net	80,268	51,021	50,465
Premises and equipment, net	85,378	82,907	83,423
Bank owned life insurance	50,624	—	—
Other intangible assets, net	8,025	2,401	2,491
Other assets	77,199	95,994	118,560
Total assets	$3,215,558	$3,146,964	$3,206,310

LIABILITIES
Deposits
Noninterest-bearing checking	$388,259	$279,310	$278,944
Interest-bearing checking	511,647	429,907	440,584
Savings and money market	743,970	522,496	505,059
Retail time deposits	845,391	791,544	824,875
Wholesale time deposits	106,066	215,941	253,395
Total deposits	2,595,333	2,239,198	2,302,857
Advances from FHLB	233,000	561,000	558,000
Long-term debt	47,204	47,204	47,204
Other liabilities	40,380	22,384	29,743
Total liabilities	2,915,917	2,869,786	2,937,804

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued and outstanding 65,000 shares at December 31, 2012, December 31, 2011 and September 30, 2011 (Redemption value $65,000).	1	1	1

Common stock, $.01 par value, authorized 34,000,000 shares, issued 21,465,163 shares at December 31, 2012, December 31, 2011 and September 30, 2011.	215	215	215
Additional paid-in capital	196,819	196,002	195,790
Treasury stock at cost, 4,938,411 shares at December 31, 2012, December 31, 2011 and September 30, 2011.	(103,563)	(103,563)	(103,563)
Retained earnings	208,853	187,367	173,587
Accumulated other comprehensive (loss) income	(2,684)	(2,844)	2,476
Total shareholders’ equity	299,641	277,178	268,506
Total liabilities and shareholders’ equity	$3,215,558	$3,146,964	$3,206,310

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Quarter Ended	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010
INTEREST INCOME
Interest and fees on loans	$144,150	$33,460	$139,535	$152,522
Interest and dividends on investment securities
Taxable	11,285	3,589	17,591	23,369
Tax-exempt	1,410	270	1,123	1,166
Other	420	293	2,035	3,812
Total interest income	157,265	37,612	160,284	180,869
INTEREST EXPENSE
Interest on deposits	15,067	4,554	25,731	32,784
Interest on borrowed money	13,947	4,159	16,538	21,538
Total interest expense	29,014	8,713	42,269	54,322
NET INTEREST INCOME	128,251	28,899	118,015	126,547
Provision for loan losses	20,136	7,445	109,901	125,194
Net interest income after provision for loan losses	108,115	21,454	8,114	1,353
NONINTEREST INCOME
Service charges and fees on deposit accounts	30,532	7,099	26,837	25,574
Mortgage and other loan income	17,855	2,681	8,560	11,436
Trust and plan administration income	4,495	1,192	4,738	4,414
Brokerage fees	3,004	532	2,425	2,281
Other income	3,284	650	2,495	5,095
Other-than-temporary impairment losses on investment securities	(503)	(180)	(879)	(2,853)
Gain on acquisition	13,889	—	—	—
Gain on sale or call of investment securities	3,877	—	1,419	—
Gain on sold loan pool, net	—	20,796	1,900	—
Total noninterest income	76,433	32,770	47,495	45,947

NONINTEREST EXPENSE
Salaries and employee benefits	61,995	14,511	62,981	58,496
Occupancy costs	9,747	2,144	8,900	8,746
Furniture and equipment	7,867	1,870	7,044	7,739
Other real estate expenses, net	1,712	1,541	4,909	6,751
FDIC insurance and regulatory fees	3,094	830	4,090	4,672
Professional services	7,158	1,042	5,707	4,151
Advertising and marketing	3,296	789	3,219	3,073
Other loan expense	6,537	1,043	3,915	2,049
Intangible amortization	1,482	90	325	328
FDIC indemnification impairment	3,986	—	—	—
Other expense	20,946	5,026	15,182	16,572
FHLB prepayment termination charge	8,525	—	—	—
Goodwill impairment	—	—	630	—
Total noninterest expense	136,345	28,886	116,902	112,577
Income (loss) from continuing operations before taxes	48,203	25,338	(61,293)	(65,277)
Income tax expense (benefit) from continuing operations	19,390	9,766	(23,672)	(25,969)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	28,813	15,572	(37,621)	(39,308)
(Loss) income from discontinued operations, net of tax	—	—	(3,565)	2,519
NET INCOME (LOSS)	28,813	15,572	(41,186)	(36,789)
Preferred stock dividends	3,250	813	3,250	3,252
Accretion on preferred stock discount	637	153	591	556

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$24,926	$14,606	$(45,027)	$(40,597)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	Year Ended	Quarter Ended	Years Ended
	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010

Net income (loss) per common share from continuing operations
Basic	$1.51	$0.88	$(2.51)	$(2.61)
Diluted	1.51	0.88	(2.51)	(2.61)

Net (loss) income per common share from discontinued operations
Basic	$—	$—	$(0.21)	$0.15
Diluted	—	—	(0.21)	0.15

Net income (loss) per common share
Basic	$1.51	$0.88	$(2.72)	$(2.46)
Diluted	1.51	0.88	(2.72)	(2.46)

Average common shares outstanding
Basic	16,527	16,527	16,527	16,511
Diluted	16,529	16,527	16,527	16,511

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended	Quarter Ended	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010
NET INCOME (LOSS)	$28,813	$15,572	$(41,186)	$(36,789)
OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on securities available for sale, net of taxes of $(170), $3,386, $1,350 and $(720), respectively	4,227	(8,706)	(2,045)	1,822
Reclassification of net gains to net income	(3,877)	—	(1,419)	—
Change in pension liability, net of taxes of $0, $0, $165 and $63, respectively	(20)	—	(425)	(248)
Other-than-temporary impairment	503	180	879	2,853
	833	(8,526)	(3,010)	4,427
Less: Reclassification of other-than-temporary impairment included in net income (loss) for the period	(503)	(180)	(879)	(2,853)
Tax (expense) benefit	(170)	3,386	1,515	(657)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	160	(5,320)	(2,374)	917
TOTAL COMPREHENSIVE INCOME (LOSS)	$28,973	$10,252	$(43,560)	$(35,872)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
					Additional	Treasury		Other
	Preferred Stock		Common Stock		Paid-in	Stock	Retained	Comprehensive
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	at Cost	Earnings	Income (Loss)	Total

Balance at September 30, 2009	65	$1	15,897	$208	$185,249	$(103,563)	$265,821	$3,933	$351,649
Net loss							(36,789)		(36,789)
Other comprehensive income, net of tax								917	917
Common stock issued pursuant to public offering, net of issuance costs of $584			629		9,166				9,166
Stock based compensation expense					(219)				(219)
Stock options exercised			1	7	12				19
Excess stock option tax benefit					3				3
Accretion of preferred stock					556		(556)		—
Cash dividends
Common stock ($0.20 per share)							(3,304)		(3,304)
Preferred stock ($12.50 per share)							(3,252)		(3,252)
Balance at September 30, 2010	65	$1	16,527	$215	$194,767	$(103,563)	$221,920	$4,850	$318,190
Net loss							(41,186)		(41,186)
Other comprehensive loss, net of tax								(2,374)	(2,374)
Stock based compensation expense					432				432
Accretion of preferred stock					591		(591)		—
Cash dividends
Common stock ($0.20 per share)							(3,306)		(3,306)
Preferred stock ($12.50 per share)							(3,250)		(3,250)
Balance at September 30, 2011	65	$1	16,527	$215	$195,790	$(103,563)	$173,587	$2,476	$268,506
Net income							15,572		15,572
Other comprehensive loss, net of tax								(5,320)	(5,320)
Stock based compensation expense					59				59
Accretion of preferred stock					153		(153)		—
Cash dividends
Common stock ($0.05 per share)							(826)		(826)
Preferred stock ($12.50 per share)							(813)		(813)
Balance at December 31, 2011	65	$1	16,527	$215	$196,002	$(103,563)	$187,367	$(2,844)	$277,178
Net income							28,813		28,813
Other comprehensive income, net of tax								160	160
Stock based compensation expense					180				180
Accretion of preferred stock					637		(637)		—
True-up preferred stock dividend payable							(134)		(134)
Cash dividends
Common stock ($0.20 per share)							(3,306)		(3,306)
Preferred stock ($12.50 per share)							(3,250)		(3,250)
Balance at December 31, 2012	65	$1	16,527	$215	$196,819	$(103,563)	$208,853	$(2,684)	$299,641

See accompanying notes to consolidated financial statements

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Quarter Ended	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010
Operating Activities
Net income (loss)	$28,813	$15,572	$(41,186)	$(36,789)
Less: (Loss) income from discontinued operations	—	—	(3,565)	2,519
Net income (loss) from continuing operations	28,813	15,572	(37,621)	(39,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	20,136	7,445	109,901	125,194
Depreciation	6,208	1,365	5,465	5,753
Amortization of intangibles	1,325	90	325	328
Net decrease (increase) in current & deferred income tax	25,647	9,620	(18,682)	(26,828)
Mark-to-market adjustments	(11,236)	(4,483)	(669)	(7,314)
Fair value adjustments on other real estate owned	(487)	2,487	7,198	6,540
Amortization (accretion) of unearned discounts on investments, net	207	89	(1,680)	(3,632)
Other-than-temporary impairment losses on investment securities	503	180	879	2,853
Loans originated for sale	(771,058)	(117,482)	(333,020)	(260,344)
Proceeds from loans held for sale	785,879	111,931	324,796	260,692
Gain on sale of loans, net	(16,322)	(1,967)	(2,261)	(3,145)
Gain on sold loan pool, net	—	(20,796)	(1,900)	—
(Gain) loss on sale of other real estate owned, net	(1,542)	(383)	(1,049)	1,847
Gain on sale or call of investment securities	(3,877)	—	(1,419)	—
(Gain) loss on sale of property and equipment, net	(59)	—	34	(1,360)
Gain on acquisition	(13,889)	—	—	—
Recognition of stock-based compensation expense (benefit)	180	59	432	(219)
Tax benefit resulting from stock options	—	—	—	(3)
Decrease (increase) in prepaid FDIC insurance premium	2,576	647	3,228	(11,130)
FDIC reimbursement of covered asset losses	13,467	14	20,480	—
Goodwill impairment	—	—	630	—
FDIC indemnification asset impairment	3,986	—	—	—
Other	(5,612)	(1,336)	760	(6,283)
Discontinued operations, net	—	—	28,344	4,256
Net cash provided by operating activities	64,845	3,052	104,171	47,897

Investing Activities
Securities available for sale
Proceeds from sales	207,753	—	2,221	21
Proceeds from maturities, calls and payments	97,410	23,945	114,225	160,323
Purchases	(137,753)	(25,376)	(121,928)	(73,104)
Securities held to maturity
Proceeds from maturities, calls and payments	5,266	—	965	—
Purchases	—	1,200	—	—
Decrease in nonmarketable securities, net	11,745	3,087	7,085	3,273
Purchase of bank owned life insurance	(50,000)	—	—	—
Plantation acquisition, net of cash received	126,225	—	—	—
Liberty branch acquisition, net of cash received	84,195	—	—	—
Decrease (increase) in loans, net	141,894	(38,450)	(26,847)	(25,083)
Proceeds from sales of loans, net	—	80,064	—	—
Proceeds from sales of other real estate owned	31,394	6,345	17,223	20,281
Proceeds from sale of Kimbrell and First Southeast	—	—	40,278	—
Increase in property and equipment, net	(3,778)	(867)	(3,332)	(6,913)
Discontinued operations, net	—	—	456	(443)
Net cash provided by investing activities	514,351	49,948	30,346	78,355

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended	Quarter Ended	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011	September 30, 2010
Financing Activities
Increase in demand and savings deposits, net	$139,102	$7,126	$63,609	$83,099
(Decrease) increase in time deposits, net	(314,591)	(70,749)	(215,921)	12,433
Decrease in short term borrowings, net	—	—	—	(258,001)
(Repayments) proceeds of FHLB advances, net	(356,355)	3,000	50,000	16,000
Proceeds from Issuance of common stock, net	—	—	—	9,166
Change related to employee benefit plans	(20)	—	(260)	(179)
Proceeds from exercise of stock options	—	—	—	19
Tax benefit resulting from stock options	—	—	—	3
Dividends paid on preferred stock	(3,250)	(813)	(3,250)	(3,252)
Dividends paid on common stock	(3,306)	(826)	(3,306)	(3,304)
Net cash used in financing activities	(538,420)	(62,262)	(109,128)	(144,016)
Net increase (decrease) in cash and cash equivalents	40,776	(9,262)	25,389	(17,764)

Cash and cash equivalents at beginning of period, continuing operations	76,675	85,937	55,274	74,621
Cash and cash equivalents at beginning of period, discontinued operations	—	—	5,274	3,691
Cash and cash equivalents at beginning of period	76,675	85,937	60,548	78,312

Cash and cash equivalents at end of period, continuing operations	117,451	76,675	85,937	55,274
Cash and cash equivalents at end of period, discontinued operations	—	—	—	5,274
Cash and cash equivalents at end of period	$117,451	$76,675	$85,937	$60,548

Supplemental disclosures
Cash paid during the period for
Interest	$30,995	$8,987	$42,937	$54,933
Income taxes	5,660	—	3,998	—
FHLB prepayment termination charge	8,525	—	—	—
Loans transferred to OREO	28,383	4,594	37,188	18,142
Loans transferred to HFS as part of bulk loan sale	—	—	159,739	—
Loans securitized into mortgage-backed securities	562,520	96,918	254,770	196,280

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, and 2011 and September 30, 2011 and 2010

NOTE 1. Summary of Significant Accounting Policies

First Financial Holdings, Inc. (“First Financial”) is incorporated under the laws of the State of Delaware and is a bank and financial holding company. First Financial is headquartered in Charleston, South Carolina and conducts its operations principally in South and North Carolina. The commercial bank subsidiary, First Federal Bank (“First Federal”), offers a full range of financial services designed to meet financial needs of individuals and businesses. First Federal provides residential mortgage, commercial and consumer loan products, consumer and business deposit products, ATM and debit cards, cash management services, safe deposit boxes, trust and fiduciary services, reinsurance of private mortgage insurance and premium financing activities. Other subsidiaries of First Financial include First Southeast Investor Services, Inc. (“First Southeast Investors”), which is a registered broker-dealer, and First Southeast 401(k) Fiduciaries, Inc. (“First Southeast 401(k)”), which is a registered investment advisor. First Financial is not dependent on any single or limited number of customers, the loss of which would have a material adverse effect. No material portion of the business is seasonal.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of First Financial, First Federal, First Southeast Investors and First Southeast 401(k). The consolidated financial statements also include the assets and liabilities of the variable interest entities (“VIE”) where First Financial is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. First Financial operates as one business segment.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, impaired loan valuations, other real estate owned (“OREO”) valuations, estimates of fair value associated with acquisitions, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payments, derivative financial instruments, litigation, income taxes, mortgage servicing rights and other-than-temporary impairment (“OTTI”) of investment securities.

Reclassifications

Certain amounts have been reclassified to conform to the presentation for the year ended December 31, 2012.

Change in Fiscal Year

On December 20, 2011, First Financial’s Board of Directors (“Board”) approved an amendment to Article VIII of First Financial’s bylaws to change the fiscal year end from September 30th to December 31st of each year. The change was effective December 31, 2011 and the current fiscal year began on January 1, 2012 and ended on December 31, 2012. The change in fiscal year end resulted in a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. As a result of its change in fiscal year, First Financial filed a Transition Report on Form 10-Q with the SEC on February 9, 2012 which covered the transition period from October 1, 2011 to December 31, 2011. The separate audited financial statements required for the transition period are included in the Consolidated Financial Statements and accompanying notes.

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

Controlling Financial Interest

First Financial determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. First Financial consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. North Central Apartments, LP qualifies as a VIE of First Federal as First Federal is the primary beneficiary, therefore, North Central Apartments, LP is combined into the accounts of First Federal. The wholly-owned trust subsidiary, formed to issue trust preferred securities, First Financial Capital Trust I (“Capital Trust I”), is a VIE for which First Financial is not the primary beneficiary. Accordingly, the accounts of Capital Trust I are not included in the Consolidated Financial Statements.

Business Combinations

Acquisitions are accounted for in accordance with Accounting Standards Codification Topic (“ASC”) 805, Business Combinations, and assets acquired and liabilities assumed are recorded at their estimated fair value as of acquisition date. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required by that statement. Fair values are determined in accordance with ASC 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Determining the fair value of the assets and liabilities, especially the loan portfolio and OREO, is a complex process involving significant judgment regarding the methods and assumptions used to calculate estimated fair values. The fair value of loans acquired is estimated based on discounted cash flows, which take into consideration current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds. Loans acquired with credit deterioration are considered to be impaired and are accounted for in accordance with GAAP. The estimated fair value of impaired loans is based on projected cash flows, the type of loan and related collateral, risk rating classification status and current market interest rates. When First Federal assumes the deposits, assets and liabilities of a failed financial institution from the Federal Deposit Insurance Corporation (“FDIC”), it establishes a FDIC indemnification asset. The FDIC indemnification asset represents the fair value of the losses for which First Federal expects to be reimbursed by the FDIC, in accordance with the loss share agreement entered into with the FDIC. The fair value is estimated based on projected cash flows and is discounted to reflect the uncertainty of the timing and receipt of the loss sharing agreement with the FDIC. Acquisition-related costs are recognized as expenses in the period they are incurred.

Actual cash flows received on acquired loans may vary from those projected. As a result, First Federal monitors the actual performance on a quarterly basis and adjusts the amortization of loan accretion and recognizes potential impairment in the FDIC indemnification asset or incremental loan impairment in the acquired loan pool accordingly. The adjustments are recognized in interest income (loan accretion), the provision for loan losses (additional credit deterioration), or noninterest expense (potential FDIC indemnification asset impairment) as appropriate. See Note 2 to the Consolidated Financial Statements for additional information.

Cash and Cash Equivalents

First Financial considers federal funds sold and highly liquid debt instruments with an original maturity date of three months or less to be cash equivalents.

Investment Securities

First Financial’s investments in debt securities principally consist of United States (“US”) agency securities, corporate securities, state and municipal obligations and agency and private-label mortgage-backed securities. Investments in debt securities are classified as available for sale or held to maturity.

First Financial classifies debt and equity securities as available for sale when at the time of purchase it is determined that such securities may be sold at a future date or if First Financial does not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in shareholders’ equity as unrealized gains or losses, net of the related tax effect. Unrealized losses on available for sale securities reflecting a decline in value judged to be other-than-temporary are charged to income in the Consolidated Statements of Operations. Realized gains or losses on available for sale securities are computed on the specific identification basis.

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

To determine which individual securities are at risk for OTTI, First Financial considers various characteristics of each security including, but not limited to, the credit rating, the duration and amount of the unrealized loss credit quality factors affecting the issuer or the underlying collateral and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. For securities identified as at risk for OTTI, additional evaluation techniques are applied which includes estimating projected cash flows based on the structure of the security and certain assumptions such as prepayments, default rate, and loss severity to determine whether First Financial expects to receive all of the contractual cash flows as scheduled. First Financial recognizes an OTTI credit loss when the present value of the investment security’s cash flows expected to be collected are less than the amortized cost basis. OTTI attributed to credit is recorded as a charge against current earnings, while OTTI attributed to noncredit factors is recorded as a charge against Other Comprehensive Income. The detail of the components of OTTI is presented in Note 3 to the Consolidated Financial Statements.

Loans and Loans Held for Sale

The residential mortgage loan portfolio consists primarily of long-term loans secured by first mortgages on single-family residences, homes in the construction phase and land. The commercial loan portfolio is comprised of loans that are secured by various types of real estate (including owner occupied, non-owner occupied buildings in the construction phase and raw land) as well as loans used for general business purposes, which may be secured by working capital, equipment financing or other business assets or unsecured. Consumer loans include home equity lines of credit, auto loans, marine loans, manufactured housing loans, credit card receivables and loans on various other types of consumer products.

Fees are charged for originating loans at the time the loan is granted. Loan origination fees received, if any, are deferred and offset by the deferral of certain direct expenses associated with loans originated. The net deferred fees or costs are recognized as yield adjustments by applying the effective interest method. Interest on loans is accrued and credited to income based on the principal amount and contract rate on the loan. The accrual of interest is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet future payments as they become due, generally when a loan is 90 days past the contractual due date. A loan will also be placed on nonaccrual status when it is determined to be impaired, even if prior to 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. While a loan is on nonaccrual status, no interest is recognized. Loans are returned to accrual status only when the loan is brought current and ultimate collectability of principal and interest is no longer in doubt.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for by charges to the Consolidated Statements of Operations in mortgage and other loan income. For these loans, the fair value is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely a result of changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loan held for sale. First Financial uses various derivative instruments to mitigate the effect of changes in fair value of the underlying loans on its Consolidated Statements of Operations.

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

Allowance for Loan Losses

Management recognizes that losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. As part of its quarterly allowance assessment, management takes into consideration various qualitative factors, including economic conditions, unemployment, the composition of the loan portfolio, deterioration of the loan portfolio and specific sector stress, trends in delinquent and nonperforming loans and historical loss experience by categories of loans, concentrations of credit, changes in underwriting standards, regulatory examination results, value of underlying collateral and other factors indicative of potential losses remaining in the portfolio. Management evaluates the carrying value of loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

First Financial’s methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits and a general allowance amount. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The fair value of loans with probable losses may be determined based upon the present value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loans’ effective interest rates. The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk. A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history for an eighteen month period, tracked by main loan category. The loss history is adjusted by internal and external qualitative factors as considered necessary at each period end given the facts at the time.

A loan is considered to be impaired under ASC 310-10, Receivables when, based upon current information and events, it is probable that First Federal will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as impaired are placed on nonaccrual status. Commercial loans greater than $500,000 are reviewed for potential impairment on a regular basis as a part of the monthly problem loan review process. In addition, homogeneous loans greater than $200,000 which have been modified are reviewed for potential impairment. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed. Impairment on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loans’ effective interest rates. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated net realizable value. With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, a fair value of collateral approach is generally used. The underlying collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the total hold period, is used to calculate an anticipated realizable value.

Increases to the allowance for loan losses are charged by recording a provision for loan losses. Charge-offs to the allowance are made when all, or a portion, of the loan is deemed to be a loss based upon management’s review of the loan through possession of the underlying collateral or through a troubled debt restructuring transaction. Recoveries are credited to the allowance. Management believes that the allowance for loan losses is appropriate according to GAAP and is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date.

Loans Acquired with Deteriorated Credit Quality

ASC 310-30 Accounting for Certain Loans or Debt Securities Acquired in a Transfer applies to a loan with evidence of deterioration of credit quality since its origination, and for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. For loans accounted for under ASC 310-30, First Federal’s management determines the value of the loan portfolio based, in part, on work provided by an appraiser. Factors considered in the valuation are projected cash flows for the loans, type of loan and related collateral, classification status and current discount rates. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. Once acquired loans are determined to be within the scope of ASC 310-30, First Federal evaluates such loans for common risk characteristics and aggregation into one or more pools. Common risk characteristics for pooling acquired loans include similar credit risk or risk ratings; similar risk characteristics, including collateral, loan purpose or type of borrower; and similar anticipated risk of default and loss given default. Management also estimates the amount of credit losses that are expected to be realized for the loan portfolio primarily by estimating the liquidation value of collateral securing loans on nonaccrual status or classified as substandard or doubtful. These estimates are highly subjective. The accretion of the fair value discount on the acquired loans is recorded in net interest income on the Consolidated Statements of Operations. The accretion of the fair value discount on the acquired OREO is recorded in noninterest expense on the Consolidated Statements of Operations.

Adjustments to loan values in future periods may occur based on management’s expectation of future cash flows to be collected over the lives of the loans. Estimating cash flows incorporates analysis of historical cash flows, delinquencies, and charge-offs as well as assumptions about future cash flows. Performance can vary from period to period, causing changes in estimates of the expected cash flows. If based on the review, it is probable that a significant increase or improvement in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, the remaining valuation allowance established for the loans is reduced for the increase in the present value of cash flows expected to be collected and the accretable yield is increased and is recognized over the remaining life of the loan. If based on the review, it is probable that a significant decrease or impairment in cash flows previously expected to be collected or if actual cash flows are significantly less than cash flows previously expected, the allowance for loan losses is increased for the decrease in the present value of the cash flows expected to be collected. The accretable yield for the loans is recalculated based on the decrease of the revised cash flows expected and is recognized over the remaining life of the loan.

For acquired assets covered under the loss sharing agreement with the FDIC described below, loans are considered in the calculation of the allowance for loan losses as previously discussed. Loans determined to be impaired and related credit losses incurred subsequent to the initial measurement of the loan valuation and FDIC indemnification asset appropriately affect the provision for loan losses and the allowance in that period. Related changes to the FDIC indemnification asset are presented net in the provision for loan losses.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when: (1) the assets have been isolated from First Federal, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) First Federal does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. First Federal reviews all sales of loans by evaluating specific terms in the sales documents and believes that the criteria discussed above to qualify for sales treatment have been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. As stated in the commitment document, First Federal has no recourse with these loans except in the case of fraud. In certain sales, mortgage servicing rights may be retained and in other programs potential loss exposure from the credit enhancement obligation may be retained, both of which are evaluated and appropriately measured at the date of sale.

First Federal packages mortgage loans as securities to investors and currently securitizes most of the 30-year fixed-rate conforming mortgage loans originated, converting them into mortgage-backed securities issued through Fannie Mae and selling the resulting securities to third-party investors. First Federal records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. First Federal generally retains mortgage servicing rights on residential mortgage loans sold in the secondary market. Loans transferred to held for sale with the intention of disposal through a bulk loan sale will be sold with servicing released. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third-party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. Gains and losses incurred on loans sold to third-party investors are included in mortgage and other loan income in the Consolidated Statements of Operations.

FDIC Indemnification Asset

First Federal has entered into two purchase and assumption agreements (the “Agreements”) with loss share with the FDIC to acquire certain assets and assume certain liabilities of a failed financial institution. The loans and OREO purchased under the Agreements are covered by a loss share agreement between the FDIC and First Federal, which affords First Federal significant protection. These Agreements cover realized losses on loans and foreclosed real estate purchased from the FDIC for the time period specified in the agreement. Realized losses covered by the loss share agreements include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired and certain direct costs, less cash or other consideration received by First Federal. The Agreements extend for ten years for one-to-four family real estate loans and for five years for other loans. First Federal cannot submit claims of loss until certain events occur, as defined under the Agreements.

The determination of the initial fair value of loans and OREO acquired, and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The fair value of the FDIC indemnification asset is estimated using projected cash flows related to the loss sharing agreement, based on the expected reimbursement for losses and the applicable loss sharing percentages for each loss tranche. The expected cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The amount that First Federal realizes on these assets could differ materially from the carrying value reflected in these financial statements, based on the timing and amount of collections on the acquired assets in future periods. To the extent the actual values realized are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss share support from the FDIC. There is no contractual interest rate associated with the FDIC indemnification asset; however, a present value discount is recorded against the initial balance of the FDIC indemnification asset and this discount is accreted into net interest income on the Consolidated Statement of Operations. A liability for a potential true-up payment which may be owed to the FDIC related to the indemnification asset is also established, net of present value discount, and is recorded in other liabilities on the Consolidated Balance Sheets, with the amortization of the fair value discount recorded in other noninterest expense on the Consolidated Statements of Operations.

Premises and Equipment

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current employees who have provided positive consent allowing First Federal to be the beneficiary of such policies. First Federal purchases BOLI in order to use its earnings to help offset the costs of benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are included in other income in the Consolidated Statements of Operations, and are not subject to income taxes. The CSV of the policies are recorded as other assets in the Consolidated Balance Sheets. First Federal reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of Tier 1 capital and BOLI in total is limited, at purchase, to 25% of Tier 1 capital based on policies established by First Financial’s Board.

Goodwill and Intangible Assets

First Financial accounts for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets are identifiable assets, such as customer lists and core deposits resulting from acquisitions. Customer list intangibles are amortized on a straight-line basis over an estimated useful life of seven to fifteen years and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. For core deposit intangible assets, First Financial uses the double declining accelerated method of amortization. Acceleration is required because the core deposit value calculations are generally based on a declining deposit base with correspondingly declining earnings.

Goodwill is not amortized but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment or loss of key personnel. The evaluation of goodwill is based on a variety of factors, including common stock trading multiples, discounted cash flows and data from comparable acquisitions. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In accordance with ASC 350 Intangibles-Goodwill and Other, the fair value for each reporting unit is computed using one or a combination of the income, market value or cost methods.

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

Mortgage Servicing Rights

First Federal has a mortgage loan servicing portfolio with related mortgage servicing rights. Mortgage servicing rights (“MSRs”) represent the present value of the future net servicing fees from servicing mortgage loans. Servicing assets and servicing liabilities must be initially measured at fair value, if practicable. For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. First Federal uses the fair value measurement option for MSRs.

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of mortgage and other loan income each period.

Derivative Financial Instruments

Derivatives are used as part of First Federal’s interest rate management activities associated with mortgage activities. Entities are required to recognize derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings. First Federal does not currently engage in any activities that qualify for hedge accounting. All changes in the fair value of derivative instruments are recorded as noninterest income in the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income consists of net income and Other Comprehensive Income (“OCI”), which includes net unrealized gains (losses) on securities and the cumulative effect of other post-retirement benefits. Comprehensive income (loss) is presented in the Consolidated Statement of Comprehensive Income.

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

Income Taxes

Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in First Financial’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recently Issued Accounting Pronouncements

FASB ASU 2013-02. “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The objective of this Accounting Standards Update (“ASU”) is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require First Financial to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required by GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, First Financial is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. First Financial previously accounted for its accumulated other comprehensive income in accordance with this guidance and does not expect the adoption to have an impact on its financial position, results of operations or cash flows.

FASB ASU 2013-01. “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities”

This ASU addresses implementation issues about the scope of ASU 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities, which requires First Financial to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. First Financial does not expect the adoption of ASU 2013-01 to have a material impact on its financial condition or results of operations.

FASB ASU 2012-06. “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”

This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (FDIC) acquisition of a financial institution that includes a loss sharing agreement (indemnification agreement). When First Federal recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), First Federal should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance was effective for annual periods beginning on or after December 15, 2012 and interim periods within those annual periods. First Federal previously accounted for its indemnification asset in accordance with this guidance, as presented in Note 6 to the Consolidated Financial Statements.

FASB ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Assets for Impairment.”

This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allows First Financial to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether it should apply the quantitative test and calculate the fair value of the indefinite-lived intangible asset. Specifically, First Financial has the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, after considering all relevant events and circumstances, First Financial concludes that it is more likely than not that the indefinite-lived intangible asset is impaired then First Financial is required to determine the fair value of the indefinite-lived intangible asset and compare the fair value with the carrying amount to determine the amount of impairment loss, if any. However, if First Financial concludes otherwise, then it is not required to take any further action. Under the amended guidance, First Financial may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculate its fair value. The amendments do not change how an impairment loss is measured. ASU 2012-02 was effective for annual and interim impairment tests performed after September 15, 2012 and did not have a material impact on First Financial’s financial condition or results of operations.

FASB ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”

This ASU addresses the differences in reporting between GAAP and International Financial Reporting Standards (“IFRS”) regarding offsetting (netting) assets and liabilities and enhances current disclosures. ASU 2011-11 requires First Financial to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. ASU 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. First Financial does not expect the adoption of ASU 2011-11 to have a material impact on its financial condition or results of operations.

FASB ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350) –Testing Goodwill for Impairment”

This ASU provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments in this ASU allow an entity the option of by-passing the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The ASU was effective for the interim or annual goodwill impairment test performed for fiscal years beginning after December 15, 2011 and did not have a material impact on First Financial’s financial condition or results of operations.

FASB ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income”

This ASU increases the prominence of OCI in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders’ equity or detailed in the Consolidated Statement of Changes in Shareholders' Equity and provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements have to appear consecutively within a financial report. The ASU does not affect the calculation of earnings per share. The ASU was effective for the first interim or annual period beginning on or after December 15, 2011. First Financial elected to present a separate OCI statement, which is located immediately following its Consolidated Statements of Operations.

FASB ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”

This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes the principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU requires new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed and a description of the valuation processes. The ASU was effective for reporting periods beginning on or after December 15, 2011 and is included in Note 16 to the Consolidated Financial Statements.

FASB ASU 2011-03, “Transfer and Servicing (Topic 860) – Reconsideration of Effective Control of Repurchase Agreements”

This ASU improves the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation related to that criterion. Other criterion applicable to the assessment of effective control are not changed by the amendments in this ASU. The ASU was effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a material impact on First Financial’s financial condition or results of operations.

FASB ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”

This ASU provides additional guidance or clarification in determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This ASU clarifies that in order for a restructuring to constitute a TDR, a creditor must separately conclude that two conditions exist (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The ASU clarifies guidance on a creditor’s evaluation of whether it has granted a concession. Additionally, the ASU clarifies guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The ASU was effective for interim or annual periods beginning on or after June 15, 2011 and its adoption did not have a material impact on First Financial’s financial condition or results of operations.

FASB ASU 2010-29, “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations”

This ASU requires new pro forma revenue and earnings disclosures for business combinations occurring during the year to be presented as if the business combination occurred as of the beginning of the current fiscal year, or if comparative statements are presented, as if the business combination occurred as of the beginning of the comparative year. In addition, this ASU requires disclosure of the nature and amount of any material nonrecurring adjustments directly attributable to the business combination to be included in the pro forma revenue and earnings. The amended disclosure was effective for business combinations consummated on or after December 15, 2010 and its adoption did not have a material impact on First Financial’s consolidated financial condition or results of operations.

FASB ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

This ASU requires a Step 2 impairment test to be performed even if the carrying amount of goodwill is zero or negative for a reporting unit. Additionally, in considering whether it is more likely than not that an impairment exists, an evaluation must be made to determine whether any adverse qualitative factors exist that require goodwill to be tested for impairment more often than annually if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The amended disclosure was effective for fiscal years beginning on or after December 15, 2010 and its adoption did not have a material impact on First Financial’s consolidated financial condition or results of operations

NOTE 2. Acquisitions

Liberty Savings Bank Branch Acquisition

On April 20, 2012, First Federal acquired five branches from Liberty Savings Bank (“Liberty”) in the Hilton Head, South Carolina market and the transaction included $22.2 million of performing loans and $113.2 million of deposits, as of the transaction date. First Federal consolidated three of the acquired branches with existing First Federal financial centers, adding a net of two new financial centers in the Hilton Head market. As part of the branch acquisition, First Federal acquired $1.0 million in buildings, $500 thousand in land, as well as $500 thousand in cash. The acquired loans and time deposits were recorded at their estimated fair value based on expected contractual cash flows, which were discounted at market rates as of the acquisition date. The estimated fair value for the loans did not include a discount for credit quality as they were all performing loans as of the acquisition date. First Federal also recorded an intangible asset totaling $5.2 million, which represented the estimated fair value of the assumed core deposits (noninterest-bearing checking, interest-bearing checking, savings and money market accounts) as well as the estimated value of a non-compete agreement between First Federal and Liberty. The amortization of the purchase accounting adjustments for the loans and time deposits is recorded in net interest income while the amortization of the intangible asset is recorded in noninterest expense on the Consolidated Statements of Operations.

Plantation Federal Bank FDIC-Assisted Acquisition

On April 27, 2012, First Federal assumed all deposits and substantially all assets and certain other liabilities of Plantation Federal Bank (“Plantation”), a full-service community bank headquartered in Pawleys Island, South Carolina, from the FDIC, as receiver for Plantation (the “Acquisition”). Plantation operated three branches along the coast of South Carolina under the name of Plantation Federal and three branches in the Greenville, South Carolina market under the name of First Savers Bank. The Acquisition was made pursuant to a purchase and assumption agreement, in the FDIC’s customary form, entered into by First Federal and the FDIC as of April 27, 2012 (a “P&A Agreement”).

In connection with the Acquisition, the FDIC made a cash payment to First Federal of $45.9 million, and First Federal did not pay the FDIC a premium to assume the customer deposits. The P&A Agreement includes a customary loss sharing agreement with the FDIC, which covers $216.4 million at carrying value of acquired commercial loans and commercial OREO ($168.6 million at estimated fair value). First Federal will share in the losses and the FDIC is obligated to reimburse First Federal for 80% of all eligible losses, beginning with the first dollar of loss incurred through $55.0 million in losses. First Federal absorbs losses greater than $55.0 million up to $65.0 million. The FDIC will reimburse First Federal for 60% of all eligible losses in excess of $65.0 million. First Federal has a corresponding obligation to reimburse the FDIC according to the same arrangement for eligible recoveries. The loss share agreement provides for FDIC loss sharing for five years and First Federal to reimburse the FDIC for recoveries for eight years.

In accordance with ASC 805, the Plantation loans were recorded at estimated fair value based on discounted cash flows, which considered current portfolio interest rates and repricing characteristics as well as assumptions related to prepayment speeds, The Plantation loans were also assessed to determine which loans met the scope of ASC 310-30. Some of the primary factors used to determine the projected collectability of the contractual cash flows included: type of loan and related collateral, default rate, loss severity rates assuming default, prepayment speeds and estimated collateral values. Generally, commercial loans rated substandard or worse and nonrated residential and consumer loans past due at least 90 days or with a history of past due occurrences over the life of the loan were considered to be have a high risk of default or likelihood of loss and were classified as credit impaired loans. In addition, there were several specifically identified loans that were considered credit impaired by proxy as they displayed uncertainty as to the source of repayment, underlying cash flows, or current financial information. The acquired credit impaired loans were grouped into eight pools based on loan type or purpose, collateral, risk ratings, repayment terms and other similar characteristics, with no distinction for geography as all of the loans were within the state of South Carolina. Certain amounts related to these loans were estimates, such as “as-is” and liquidation collateral values provided for by appraisers, and are highly subjective. The discount rates used to estimate the fair value take into consideration the market interest rate environment as of the acquisition date and a credit risk component based on the credit characteristics of each loan pool.

The fair value of the FDIC indemnification asset associated with the covered assets was estimated using projected cash flows related to the loss sharing agreement, based on the expected reimbursement for losses and the applicable loss sharing percentages for each loss tranche. The expected cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A liability for a potential true-up payment which may be owed to the FDIC related to the indemnification asset was established net of present value discount.

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

Subsequent to the Acquisition, First Federal exercised an option under the P&A Agreement to acquire Plantation’s Pawleys Island branch location at fair market value for $2.8 million. First Federal consolidated an existing financial center into this location and consolidated Plantation’s remaining two coastal locations into First Federal’s existing financial centers during the fourth quarter of 2012, for no net increases in financial centers along the South Carolina coast. First Federal also assumed the leases associated with the three locations in the Greenville, South Carolina market and acquired certain fixed assets totaling $625 thousand associated with the former Plantation locations during the third quarter of 2012.

A bargain purchase gain of $13.9 million was recorded in noninterest income on the Consolidated Statements of Operations. A deferred tax liability, representing the difference between the financial statement and tax bases of the assets acquired and liabilities assumed, was recorded in other liabilities on the Consolidated Balance Sheets. The bargain purchase gain represents the amount by which the estimated fair value of the assets acquired exceeded the estimated fair value of the liabilities assumed, adjusted for the discount bid cash payment received from the FDIC as well as the establishment of the FDIC indemnification asset and its associated potential true-up liability.

In accordance with the relief granted in a letter dated May 21, 2012 from the staff of the Division of Corporate Finance of the Securities and Exchange Commission to First Financial and the guidance provided in Staff Accounting Bulletin Topic 1:K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”), First Financial has omitted certain financial information of Plantation required by Rule 3-05 of Regulation S-X. SAB 1:K provides relief from the requirements of Rule 3-05 of Regulation S-X under certain circumstances, including the Acquisition, in which the registrant engages in an acquisition of a troubled financial institution for which historical financial statements are not reasonably available and in which federal assistance is an essential and significant part of the transaction. Instead, as permitted by the relief letter, First Financial has provided a Statement of Assets Acquired and Liabilities Assumed pursuant to the Acquisition. Due to the significant amount of fair value adjustments, the resulting accretion and amortization of those adjustments and the protection from the FDIC loss share agreement, historical operating results for Plantation are not relevant to First Federal’s ongoing results of operations. The fair value assigned to loans and OREO is preliminary and subject to refinement for the earlier of up to one year after the closing date of the acquisition or as additional information becomes available. The following table presents the assets acquired and liabilities assumed as of April 27, 2012, including the purchase accounting adjustments.

Statement of Assets Acquired and Liabilities Assumed
As of April 27, 2012

(in thousands)

	Balances Acquired from the FDIC	Fair Value Adjustments		As Recorded by First Federal
ASSETS
Cash and due from banks	$71,535	$—		$71,535
Interest-bearing deposits with banks	8,690	—		8,690
Total cash and cash equivalents	80,225	—		80,225
Investment securities
Securities available for sale, at fair value	10,824	—		10,824
Nonmarketable securities	3,307	—		3,307
Total investment securities	14,131	—		14,131
Loans
Non-impaired loans	129,405	(3,993)		125,412
Impaired loans	197,153	(44,125)		153,028
Total loans	326,558	(48,118)	[1]	278,440
FDIC indemnification asset, net	—	35,920	[2]	35,920
Other real estate owned	25,260	(16,584)	[3]	8,676
Other intangibles, net	—	1,710	[4]	1,710
Other assets	1,264	—		1,264
Total assets acquired	$447,438	$(27,072)		$420,366

LIABILITIES
Deposits
Noninterest-bearing checking	$25,942	$—		$25,942
Interest-bearing checking	34,806	—		34,806
Savings and money market	127,043	—		127,043
Retail time deposits	229,313	2,174	[5]	231,487
Wholesale time deposits	651	—		651
Total deposits	417,755	2,174		419,929
Advances from FHLB	28,000	355	[6]	28,355
Deferred tax liability	—	5,000	[7]	5,000
Other liabilities	533	3,500	[8]	4,033
Total liabilities assumed	446,288	$11,029		457,317
Excess of liabilities assumed over assets acquired	$1,150			$(36,951)

Explanation of fair value adjustments
[1]	Reflects the fair value adjustments based on First Federal's evaluation of the acquired loan portfolio.
[2]	Reflects the estimated fair value of payments First Federal anticipates receiving from the FDIC under the loss share agreement.
[3]	Reflects estimated OREO losses based on First Federal's evaluation of the acquired OREO.
[4]	Reflects recording the core deposit intangible on the acquired core deposits.
[5]	Adjusts for interest rates that are higher than rates available on similar deposits as of the acquistion date.
[6]	Reflects the fair value as quoted by FHLB.
[7]	Establishes a deferred tax liability related to the gain on acquisition.
[8]	Establishes the true-up liability that may be owed to the FDIC at the end of the loss share agreement.

NOTE 3. Investment Securities

The investment securities portfolio is comprised of securities that, at purchase, are rated in one of the four highest rating categories by at least one nationally recognized investment rating service, and where available, are rated by two rating services. The following table presents amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities available for sale and securities held to maturity and nonmarketable securities.

	As of December 31, 2012				As of December 31, 2011				As of September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
Obligations of US Government agencies and corporations	$1,260	$18	$—	$1,278	$1,790	$33	$—	$1,823	$1,826	$37	$—	$1,863
State and municipal obligations	13,460	84	61	13,483	450	38	—	488	450	31	—	481
Collateralized debt obligations	6,191	156	3,015	3,332	7,012	—	3,765	3,247	7,127	—	4,053	3,074
Mortgage-backed securities	72,527	1,928	151	74,304	80,696	3,719	16	84,399	85,306	3,668	17	88,957
Collateralized mortgage obligations	157,534	1,249	3,900	154,883	312,124	3,289	6,118	309,295	306,525	8,117	2,129	312,513
Other securities	5,609	1,089	180	6,518	5,582	56	340	5,298	5,431	70	281	5,220
Total securities available for sale	$256,581	$4,524	$7,307	$253,798	$407,654	$7,135	$10,239	$404,550	$406,665	$11,923	$6,480	$412,108

Securities held to maturity
State and municipal obligations	$15,055	$2,312	$—	$17,367	$19,978	$2,756	$—	$22,734	$20,863	$2,491	$—	$23,354
Certificates of deposit	500	—	—	500	508	—	—	508	808	—	—	808
Total securities held to maturity	$15,555	$2,312	$—	$17,867	$20,486	$2,756	$—	$23,242	$21,671	$2,491	$—	$24,162

Nonmarketable securities
Federal Home Loan Bank stock	$16,343	$—	$—	$16,343	$32,694	$—	$—	$32,694	$35,782	$—	$—	$35,782
Federal Reserve stock	4,571	—	—	4,571	—	—	—	—	—	—	—	—
Total nonmarketable securities	$20,914	$—	$—	$20,914	$32,694	$—	$—	$32,694	$35,782	$—	$—	$35,782

Nonmarketable securities include FHLB and Federal Reserve Bank (“Federal Reserve”) stock. Ownership of FHLB and Federal Reserve stock is required for membership in these two systems. The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these securities as they are not readily marketable and are recorded at cost (par value).

The following table provides the names of issuers for whom First Financial has investment securities totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments as of December 31, 2012. Securities issued by Bank of America Corp. are, for the most part, collateralized mortgage obligations (“CMOs”) and not backed by Bank of America Corp. All of these securities are available for sale.

(dollars in thousands)	Amortized Cost	Fair Value	% of Shareholders Equity
Issuer
Fannie Mae	$41,795	$42,665	14.2%
Bank of America	41,913	40,964	13.7
Total	$83,708	$83,629

The amortized cost and fair value of investments held to maturity and investments available for sale, exclusive of mortgage-backed securities and CMOs, at December 31, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Securities available for sale
Due within one year	$1,017	$1,026
Due after one year through five years	1,248	1,417
Due after five years through ten years	—	—
Due after ten years	21,647	18,631
Total	23,912	21,074

Mortgage-backed securities	72,527	74,304
Collateralized mortgage obligations	157,534	154,883
Other securities with no stated maturity	2,608	3,537
Total	$256,581	$253,798

Securities held to maturity
Due within one year	$500	$500
Due after one year through five years	—	—
Due after five years through ten years	1,988	2,069
Due after ten years	13,067	15,298
Total	$15,555	$17,867

Securities with a fair market value of $123.7 million at December 31, 2012, $237.8 million at December 31, 2011 and $217.2 million at September 30, 2011 were pledged to secure public and certain customer deposits, repurchase agreements and advances from the FHLB and the Federal Reserve.

During 2012, mortgage-backed securities totaling $203.6 million with an average yield of 1.79% were sold as part of a balance sheet repositioning initiative, generating a $3.5 million gain. All of the sold investment securities were classified as Level 2 fair value financial instruments and had not previously recorded an OTTI charge. During the year ended September 30, 2011, a previously impaired other security with was sold. The security had a carrying value of zero at the time of sale due to a $1.1 million OTTI charge recorded in a prior year. The proceeds from the sale of $1.4 million were recognized as a gain.

The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. No investment held to maturity was in a loss position at December 31, 2012 or 2011 or at September 30, 2011.

	Less than 12 Months			12 Months or Longer			Total
December 31, 2012 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale
State and municipal obligations	2	$6,038	$61	—	$—	—	2	$6,038	$61
Collateralized debt obligations	—	—	—	12	2,744	3,015	12	2,744	3,015
Mortgage-backed securities	3	26,186	150	1	454	1	4	26,640	151
Collateralized mortgage obligations	2	14,733	33	25	88,185	3,867	27	102,918	3,900
Other securities	—	—	—	2	1,815	180	2	1,815	180
Total	7	$46,957	$244	40	$93,198	$7,063	47	$140,155	$7,307

December 31, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale
Collateralized debt obligations	1	$260	$47	14	$2,987	$3,718	15	$3,247	$3,765
Mortgage-backed securities	—	—	—	1	577	16	1	577	16
Collateralized mortgage obligations	16	88,673	3,359	14	34,310	2,759	30	122,983	6,118
Other securities	2	1,977	29	1	685	311	3	2,662	340
Total	19	$90,910	$3,435	30	$38,559	$6,804	49	$129,469	$10,239

September 30, 2011 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities available for sale
Collateralized debt obligations	1	$256	$50	14	$2,818	$4,003	15	$3,074	$4,053
Mortgage-backed securities	—	—	—	1	581	17	1	581	17
Collateralized mortgage obligations	5	39,299	529	14	37,215	1,600	19	76,514	2,129
Other securities	2	1,930	76	1	790	205	3	2,720	281
Total	8	$41,485	$655	30	$41,404	$5,825	38	$82,889	$6,480

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

At December 31, 2012, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label CMOs as discussed below. For the year ended December 31, 2012, credit-related OTTI of $503 thousand was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Operations. The components of the OTTI were: $41 thousand on CDOs and $462 thousand on CMOs. The total carrying value of securities affected by credit-related OTTI represent 8.8% of the carrying value of First Financial’s investment portfolio at December 31, 2012, and are not considered to have a significant impact on First Financial’s liquidity and capital positions.

Collateralized Debt Obligations

The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions in pooled issuances. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans and level of brokered deposits for each underlying issuer. The risk ratings were used to determine an expected default vector for each CDO. The model assigns assumptions for constant default rate, loss severity, recovery lags and prepayment assumptions, which were reviewed for reasonableness and consistency by management. The resulting projected cash flows were compared to book value to determine the amount of OTTI, if any. See Note 17 to the Consolidated Financial Statements for additional information on fair value.

The following table provides information regarding the CDO portfolio as of December 31, 2012, all of which are pooled.

(dollars in thousands)
					Year Ended December 31, 2012 OTTI[1]
	Class/	Amortized	Fair	Unrealized	Credit
Name	Tranche	Cost	Value	Loss (Gain)	Portion	Other	Total
ALESCO I	B-1	$526	$303	$223	$—	$—	$—
ALESCO II	B-1	350	297	53	—	—	—
MCAP III	B	276	149	127	—	—	—
MCAP IX	B-1	273	162	111	—	—	—
PRETZL XI	B-1	842	305	537	—	—	—
PRETZL XIII	B-1	325	141	184	—	—	—
PRETZL IV	MEZ	116	54	62	—	—	—
PRETZL XII	B-2	522	311	211	—	—	—
PRETZL XIV	B-1	634	235	399	30	—	30
TRPREF II	B	641	254	387	—	—	—
USCAP II	B-1	302	242	60	11	—	11
USCAP III	B-1	952	291	661	—	—	—
Subtotal - CDOs in a loss position		5,759	2,744	3,015	41	—	41
MCAP XVIII	C-1	174	213	(39)	—	—	—
PRETZL VII	MEZ	258	375	(117)	—	—	—
Total CDOs		$6,191	$3,332	$2,859	$41	$—	$41

		Dollar Basis
	Lowest	%	% Deferrals/	Constant Default Rate		Discount
Name	Rating	Performing	Defaults[2]	High	Low	Margin[3]
ALESCO I	C	83.02%	16.98%	0.91%	0.27%	11.70%
ALESCO II	C	85.33	14.67	0.72	0.25	11.65
MCAP III	B	70.00	30.00	0.88	0.26	10.50
MCAP IX	C	58.94	41.06	0.41	0.25	16.80
PRETZL XI	C	67.68	32.32	0.41	0.25	11.60
PRETZL XIII	C	61.87	38.13	0.83	0.25	11.57
PRETZL IV	CCC	72.93	27.07	0.25	0.25	11.00
PRETZL XII	C	64.65	35.35	0.27	0.25	11.62
PRETZL XIV	C	60.86	39.14	0.52	0.25	11.57
TRPREF II	C	56.53	43.47	0.53	0.25	11.92
USCAP II	C	74.76	25.24	0.35	0.25	11.65
USCAP III	C	70.73	29.27	0.39	0.25	11.53
MCAP XVIII	C	67.65	32.35	0.25	0.25	11.05
PRETZL VII	C	48.39	51.61	0.87	0.25	16.80
Total		66.33%	33.67%

[1]	Recognized in impairment losses on investment securities on the Consolidated Statements of Operations
[2]	Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3]	Fair market value discount margin to LIBOR

The OTTI noted in the table above was related to two CDO securities with credit-related deterioration evidenced by the following metrics:

	PRETZL XIV	USCAP II
	As of December 31, 2012
Credit rating	C	C
Rating agency	Fitch	Fitch
Percentage in deferral or default	39.14%	25.24%
Constant default rate - high	0.52	0.35
Constant default rate - low	0.25	0.25
Discount margin	11.57	11.65

	As of December 31, 2011
Credit rating	C	C
Rating agency	Fitch	Fitch
Percentage in deferral or default	36.66%	21.18%
Constant default rate - high	1.13	0.69
Constant default rate - low	0.25	0.25
Discount margin	11.57	11.65

	As of September 30, 2011
Credit rating	C	C
Rating agency	Fitch	Fitch
Percentage in deferral or default	36.66%	21.18%
Constant default rate - high	1.23	1.12
Constant default rate - low	0.25	0.25
Discount margin	11.57	11.65

The estimated fair value of these CDOs continues to be adversely affected by the elevated credit losses within the financial industry caused by the recent recession, continued uncertain economic conditions, high unemployment rates and the weak national housing market, all of which have severely impacted the creditworthiness of the underlying issuers. As of December 31, 2012, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell the securities before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

Collateralized Mortgage Obligations

The CMO portfolio, which is comprised of agency and non-agency securities, was priced using discounted cash flow models. In making the determination of each CMO’s fair value, consideration was given to recent transaction volumes, price quotations and related price volatility, available broker information and market conditions. A pricing model is utilized to estimate each security’s cash flow and adjusted price based on coupon, credit rating, estimated default rate, constant prepayment rate and required yields or spreads. A cash flow analysis is performed on each security in the CMO portfolio, regardless of the credit rating, to determine if the security has any OTTI. See Note 17 to the Consolidated Financial Statements for additional information on fair value.

The following table presents the investment grades assigned by the rating agencies for CMO securities which were in a loss position at December 31, 2012 along with OTTI losses recorded during the year ended December 31, 2012.

(dollars in thousands)	As of December 31, 2012			Year Ended December 31, 2012 OTTI
Moody/S&P Ratings	#	Fair Value	Unrealized Loss	Credit Portion	Other	Total
AAA	—	$—	$—	$—	$—	$—
AA	3	14,383	77	—	—	—
A	3	13,185	434	—	—	—
BBB	9	28,702	783	—	—	—
Below investment grade	12	46,648	2,606	462	—	462
Total	27	$102,918	$3,900	$462	$—	$462

The OTTI in the table above was related to three private-label securities with credit-related deterioration evidenced by the following metrics.

	2004 ARM Senior Support	2005 Fixed 5 Year Senior	2004-2005 ARM Super Senior
	As of December 31, 2012
Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	50.53%	63.20%	38.06%
Twelve-month average default rate	11.05	2.86	3.91
60 day or more delinquency rate	20.56	14.29	16.39

	As of December 31, 2011
Credit rating	C	CC	B
Rating agency	Moody’s	Standard & Poor’s	Fitch
Twelve-month average loss severity	38.36%	76.71%	51.57%
Twelve-month average default rate	3.89	1.94	2.97
60 day or more delinquency rate	28.28	19.23	12.02

	As of September 30, 2011
Credit rating	C	CCC	B
Rating agency	Moody’s	Moody’s	Moody’s
Twelve-month average loss severity	39.08%	—	51.54%
Twelve-month average default rate	3.08	—	2.80
60 day or more delinquency rate	28.48	16.49	8.93

Based on First Financial’s policy, the credit rating displayed in the above table reflects the lowest credit rating by the major rating agencies. As of December 31, 2012, management does not intend to sell these securities, nor is it more likely than not that it will be required to sell the security before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

The following table presents the cumulative credit-related losses recognized in earnings.

	As of and for the Year Ended December 31, 2012
(in thousands)	CDOs	CMOs	Other Securities	Total
Cumulative credit related losses recognized in earnings at beginning of period	$5,782	$1,509	$1,100	$8,391
Additions
Credit loss for which no previous OTTI was recognized	—	—	—	—
Credit loss for which previous OTTI was recognized	41	462	—	503
Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,971	$1,100	$8,894

	As of and for the Quarter Ended December 31, 2011
	CDOs	CMOs	Other Securities	Total
Cumulative credit related losses recognized in earnings at beginning of period	$5,756	$1,355	$1,100	$8,211
Additions
Credit loss for which no previous OTTI was recognized	—	154	—	154
Credit loss for which previous OTTI was recognized	26	—	—	26
Cumulative credit related losses recognized in earnings at end of period	$5,782	$1,509	$1,100	$8,391

	As of and for the Year Ended September 30, 2011
	CDOs	CMOs	Other Securities[1]	Total
Cumulative credit related losses recognized in earnings at beginning of period	$5,133	$1,099	$1,100	$7,332
Additions
Credit loss for which no previous OTTI was recognized	—	—	—	—
Credit loss for which previous OTTI was recognized	623	256	—	879
Cumulative credit related losses recognized in earnings at end of period	$5,756	$1,355	$1,100	$8,211

1 An impaired other security for which a $1.1 million OTTI charge was taken in a prior year was sold during the year ended September 30,2011.

NOTE 4. Loans and Other Repossessed Assets Acquired

The following table presents the loan portfolio by major category. Loans are grouped by purpose versus underlying collateral.

	As of December 31,		As of September 30,
(in thousands)	2012	2011	2011
Residential loans
Residential 1-4 family	$956,355	$975,405	$909,907
Residential construction	22,439	15,117	16,431
Residential land	52,739	41,612	40,725
Total residential loans	1,031,533	1,032,134	967,063

Commercial loans
Commercial business	118,379	83,814	80,871
Commercial real estate	491,567	456,541	471,296
Commercial construction	1,064	16,477	15,051
Commercial land	70,109	61,238	67,432
Total commercial loans	681,119	618,070	634,650

Consumer loans
Home equity	384,664	357,270	369,213
Manufactured housing	280,100	275,275	276,047
Marine	75,736	52,590	55,243
Other consumer	42,172	50,118	53,118
Total consumer loans	782,672	735,253	753,621
Total loans	2,495,324	2,385,457	2,355,334
Less: Allowance for loan losses	44,179	53,524	54,333
Net loans	$2,451,145	$2,331,933	$2,301,001

As of the balance sheet dates, loans to related parties did not exceed five percent of shareholders equity.

In April 2009 and April 2012, First Federal entered into purchase and assumption agreements with the FDIC to acquire certain assets and liabilities of the former Cape Fear Bank (“Cape Fear”) and Plantation, respectively, under which all Cape Fear loans and certain Plantation commercial loans and OREO were covered under loss share agreements with the FDIC (“acquired covered loans” or “acquired covered assets”). In addition, First Federal acquired five branches from Liberty in April 2012. The Plantation loans and OREO not covered under its loss share agreement and all of the Liberty loans are considered “acquired non-covered loans” or “acquired non-covered assets.” Loans that were originated through First Federal’s normal origination channels (i.e., not acquired in an acquisition) that are part of the loan portfolio or have subsequently migrated to OREO are considered “legacy loans” or “legacy assets.”

The carrying amount of the loans acquired from Plantation is detailed in the following table.

	As of April 27, 2012
(in thousands)	Non-Impaired Loans	Impaired Loans	Total Plantation Acquired Loans

Balance acquired	$129,405	$197,153	$326,558
Nonaccretable difference	—	(35,611)	(35,611)
Cash flows expected to be collected at acquisition	129,405	161,542	290,947
Accretable yield	(3,993)	(8,514)	(12,507)
Basis in acquired loans at acquisition	$125,412	$153,028	$278,440

The following is a summary of changes in the accretable yields of acquired loans during the respective periods.

(in thousands)	Total Acquired Loan Portfolios
Balance, September 30, 2010	$(3,082)
Acquisition	—
Reclass of nonaccretable difference due to improvement in expected cash flows	—
Accretion	2,488
Balance, September 30, 2011	(594)

Acquisition	—
Reclass of nonaccretable difference due to improvement in expected cash flows	(14,592)
Accretion	1,032
Balance, December 31, 2011	(14,154)

Acquisition	(12,507)
Reclass of nonaccretable difference due to improvement in expected cash flows	(6,000)
Accretion	8,395
Balance, December 31, 2012	$(24,266)

First Federal monitors the expected cash flows for each ASC 310-30 pool on a quarterly basis. During 2011 and again in 2012, First Federal determined that the projected cash flows of a Cape Fear loan pool are expected to exceed the value estimated at acquisition. As a result, First Federal reclassified the expected improvement.

Delinquent Loans and Nonperforming Assets

The following table presents the loan portfolio by age of delinquency.

	As of December 31, 2012
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater, Accruing	Total Past Due	Current[1]	Total Loans
Residential loans
Residential 1-4 family	$1,943	$857	$7,137	$—	$9,937	$946,418	$956,355
Residential construction	—	—	—	—	—	22,439	22,439
Residential land	8	39	785	—	832	51,907	52,739
Total residential loans	1,951	896	7,922	—	10,769	1,020,764	1,031,533

Commercial loans
Commercial business	761	86	1,460	—	2,307	116,072	118,379
Commercial real estate	2,380	1,112	18,386	—	21,878	469,689	491,567
Commercial construction	—	—	247	—	247	817	1,064
Commercial land	966	607	4,058	—	5,631	64,478	70,109
Total commercial loans	4,107	1,805	24,151	—	30,063	651,056	681,119

Consumer loans
Home equity	2,328	2,086	10,049	—	14,463	370,201	384,664
Manufactured housing	2,479	762	3,355	—	6,596	273,504	280,100
Marine	216	68	139	—	423	75,313	75,736
Other consumer	261	123	275	43	702	41,470	42,172
Total consumer loans	5,284	3,039	13,818	43	22,184	760,488	782,672
Total loans	$11,342	$5,740	$45,891	$43	$63,016	$2,432,308	$2,495,324

Acquired non-covered loans	153	329	328	—	810	117,321	118,131
Acquired covered loans	1,472	173	8,649	—	10,294	206,395	216,689
Legacy loans	9,717	5,238	36,914	43	51,912	2,108,592	2,160,504
Total loans	$11,342	$5,740	$45,891	$43	$63,016	$2,432,308	$2,495,324

[1] Included in current loans are $3.5 million of accruing performing TDRs. Accruing TDRs include $687 thousand in commercial business, $1.7 million in commercial real estate, $502 thousand in home equity, $499 thousand in commercial land and $135 thousand in manufactured housing.
93

	As of December 31, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing	Total Past Due	Current[1]	Total Loans
Residential loans
Residential 1-4 family	$1,796	$1,190	$4,977	$—	$7,963	$967,442	$975,405
Residential construction	—	—	—	—	—	15,117	15,117
Residential land	511	50	1,448	—	2,009	39,603	41,612
Total residential loans	2,307	1,240	6,425	—	9,972	1,022,162	1,032,134

Commercial loans
Commercial business	676	232	3,665	—	4,573	79,241	83,814
Commercial real estate	2,250	1,264	17,160	—	20,674	435,867	456,541
Commercial construction	—	—	573	—	573	15,904	16,477
Commercial land	743	442	5,232	—	6,417	54,821	61,238
Total commercial loans	3,669	1,938	26,630	—	32,237	585,833	618,070

Consumer loans
Home equity	2,599	1,926	8,192	—	12,717	344,553	357,270
Manufactured housing	2,515	752	3,461	—	6,728	268,547	275,275
Marine	410	187	246	—	843	51,747	52,590
Other consumer	520	311	224	121	1,176	48,942	50,118
Total consumer loans	6,044	3,176	12,123	121	21,464	713,789	735,253
Total loans	$12,020	$6,354	45,178	$121	$63,673	$2,321,784	2,385,457

Acquired non-covered loans	—	—	—	—	—	—	—
Acquired covered loans	1,018	1,285	16,789	—	19,092	122,294	141,386
Legacy loans	11,002	5,069	28,389	121	44,581	2,199,490	2,244,071
Total loans	$12,020	$6,354	$45,178	$121	$63,673	$2,321,784	$2,385,457

[1] Included in current loans are $2.4 million of accruing TDRs of which $734 thousand are covered.

	As of September 30, 2011
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater, Accruing	Total Past Due	Current[1]	Total Loans
Residential loans
Residential 1-4 family	$544	$1,178	$1,595	$—	$3,317	$906,590	$909,907
Residential construction	—	—	—	—	—	16,431	16,431
Residential land	—	65	1,140	—	1,205	39,520	40,725
Total residential loans	544	1,243	2,735	—	4,522	962,541	967,063

Commercial loans
Commercial business	435	433	4,322	—	5,190	75,681	80,871
Commercial real estate	2,401	993	18,400	—	21,794	449,502	471,296
Commercial construction	314	281	266	—	861	14,190	15,051
Commercial land	19	518	6,310	—	6,847	60,585	67,432
Total commercial loans	3,169	2,225	29,298	—	34,692	599,958	634,650

Consumer loans
Home equity	2,661	747	6,871	—	10,279	358,934	369,213
Manufactured housing	1,969	631	2,922	—	5,522	270,525	276,047
Marine	863	117	47	—	1,027	54,216	55,243
Other consumer	375	254	127	171	927	52,191	53,118
Total consumer loans	5,868	1,749	9,967	171	17,755	735,866	753,621
Total loans	$9,581	$5,217	$42,000	$171	$56,969	$2,298,365	$2,355,334

Acquired non-covered loans	—	—	—	—	—	—	—
Acquired covered loans	1,834	861	18,245	—	20,940	133,334	154,274
Legacy loans	7,747	4,356	23,755	171	36,029	2,165,031	2,201,060
Total loans	$9,581	$5,217	$42,000	$171	$56,969	$2,298,365	$2,355,334

[1] Included in current loans are $734 thousand of accruing TDRs.

Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing, and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to First Federal’s ability to collect all contractual principal and interest have been classified as impaired under ASC 310-10, and placed on nonaccrual status. The following table presents the composition of nonperforming assets.

(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$45,891	$45,178	$42,000
Loans 90+ days, still accruing	43	121	171
Restructured loans, still accruing	3,536	2,411	734
Total nonperforming loans	49,470	47,710	42,905
Nonperforming loans held for sale	—	—	39,412
Other repossessed assets acquired	18,338	20,487	26,212
Total nonperfoming assets	$67,808	$68,197	$108,529

Acquired non-covered nonperforming loans	$328	$—	$—
Acquired covered nonperforming loans	8,649	17,523	18,979
Legacy nonperforming loans	40,493	30,187	23,926
Total nonperforming loans	$49,470	$47,710	$42,905

Acquired non-covered nonperforming assets	$2,023	$—	$—
Acquired covered nonperforming assets	18,256	25,073	27,667
Legacy nonperforming assets	47,529	43,124	80,862
Total nonperforming assets	$67,808	$68,197	$108,529

Interest income related to nonaccrual and renegotiated loans that would have been recorded if such loans had been current in accordance with their original terms amounted to $9.8 million at December 31, 2012, $0.9 million at the quarter ended December 31, 2011 and $12.1 million for the year ended September 30, 2011 and $11.2 million for the year ended September 30, 2010. Recorded interest income on these loans was $1.1 million for year ended December 31, 2012, $(0.1) million for the quarter ended December 31, 2011, $979 thousand for the year ended September 30, 2011, and $1.1 million for the year ended September 30, 2010.

Loans acquired from Cape Fear and Plantation that were performing at the time of acquisition, but have subsequently become nonaccrual are included in the tables above. Nonperforming loans acquired at acquisition are not included since these loans were adjusted to fair value at the acquisition date and accounted for under ASC 310-30.

Impaired Loans

In accordance with ASC 310-10, a loan is considered impaired when First Federal determines it is probable that the principal and interest due under the contractual terms of the loan will not be collected. Criticized and classified commercial loans (as defined in the “Criticized Loans, Classified Loans and Other Risk Characteristics” section of this Note) greater than $500,000 are reviewed for potential impairment as part of a monthly problem loan review process. In addition, homogeneous loans which have been modified are reviewed for potential impairment.

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

First Federal maintains a valuation reserve for impaired loans as part of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. A summary of impaired loans, related valuation reserves and their effect on interest income follows.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance	Total Recorded Investment	Specific Allowance	Average Balance	Interest Income Recognized period to Date
December 31, 2012
Residential loans
Residential 1-4 family	$2,123	$1,988	$—	$1,988	$—	$2,117	$—
Residential land	341	62	—	62	—	31	—
Total residential loans	2,464	2,050	—	2,050	—	2,148	—

Commercial loans
Commercial business	1,676	1,368	108	1,476	—	2,565	33
Commercial real estate	13,510	8,595	3,324	11,919	624	12,096	—
Commercial construction	311	247	—	247	—	254	125
Commercial land	5,000	2,121	1,243	3,364	271	3,546	—
Total commercial loans	20,497	12,331	4,675	17,006	895	18,461	158

Consumer loans
Home equity	8,070	6,262	99	6,361	67	5,068	28
Manufactured housing	195	177	—	177	—	155	—
Marine	—	—	—	—	—	—	—
Total consumer loans	8,265	6,439	99	6,538	67	5,223	28
Total impaired loans	$31,226	$20,820	$4,774	$25,594	$962	$25,832	$186

December 31, 2011
Residential loans
Residential 1-4 family	$2,366	$1,957	$288	$2,245	$93	$1,637	$10
Residential land	—	—	—	—	—	—	—
Total residential loans	2,366	1,957	288	2,245	93	1,637	10

Commercial loans
Commercial business	4,134	2,143	1,510	3,653	11	3,400	—
Commercial real estate	14,336	8,819	3,453	12,272	967	12,928	10
Commercial construction	311	261	—	261	—	261	—
Commercial land	6,258	2,024	1,704	3,728	327	4,495	—
Total commercial loans	25,039	13,247	6,667	19,914	1,305	21,084	10

Consumer loans
Home equity	4,356	2,978	797	3,775	1	3,017	—
Manufactured housing	155	133	—	133	—	134	—
Marine	—	—	—	—	—	—	—
Total consumer loans	4,511	3,111	797	3,908	1	3,151	—
Total impaired loans	$31,916	$18,315	$7,752	$26,067	$1,399	$25,872	$20

September 30, 2011
Residential loans
Residential 1-4 family	$1,145	$734	$294	$1,028	$101	$3,816	$41
Residential land	—	—	—	—	—	903	—
Total residential loans	1,145	734	294	1,028	101	4,719	41

Commercial loans
Commercial business	3,257	1,400	1,747	3,147	20	3,575	—
Commercial real estate	15,552	8,477	5,106	13,583	1,050	29,251	26
Commercial construction	311	261	—	261	—	2,357	—
Commercial land	7,950	3,025	2,236	5,261	363	24,425	—
Total commercial loans	27,070	13,163	9,089	22,252	1,433	59,608	26

Consumer loans
Home equity	2,433	2,258	—	2,258	—	1,635	—
Manufactured housing	156	135	—	135	—	58	—
Marine	—	—	—	—	—	70	—
Total consumer loans	2,589	2,393	—	2,393	—	1,763	—
Total impaired loans	$30,804	$16,290	$9,383	$25,673	$1,534	$66,090	$67

The total recorded investment in acquired covered impaired loans was $3.5 million, $11.6 million and $14.3 million as of December 31, 2012, December 31, 2011 and September 30, 2011, respectively. These loans had a specific allowance of less than $100 thousand as of each balance sheet date. There were no acquired non-covered impaired loans as of each balance sheet date.

Troubled Debt Restructuring

First Federal accounts for certain loan modifications or restructurings as a TDR. In general, a loan is considered a TDR if, for economic or legal reasons related to a borrower’s financial difficulties, a concession is granted to the borrower that First Federal would not otherwise consider. While commercial loan modifications vary depending on circumstances, the most common types of modifications for residential and consumer loans include below market rate reductions and/or maturity extensions, and generally do not include forgiveness of principal balances. Modified terms are dependent on the financial position and needs of the individual borrower.

First Federal classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment loss. As of December 31, 2012, First Federal had 54 TDRs with an aggregate balance of $16.7 million classified as impaired and included in the appropriate nonperforming loan category in the tables above. Included in the impaired total were nine TDRs that were considered performing in accordance with modified terms and still accruing interest.

The following table provides a summary of TDRs that continue to accrue interest under restructured terms and TDRs that have been placed in nonaccrual status.

	As of December 31, 2012			As of December 31, 2011			As of September 30, 2011
(in thousands)	Accruing	Non- accruing	Total[1]	Accruing	Non- accruing	Total[1]	Accruing	Non- accruing	Total[1]

Residential loans
Residential 1-4	$—	$1,745	$1,745	$734	$1,269	$2,003	$734	$294	$1,028
Residential Land	—	61	61	—	—	—	—	—	—
Total residential loans	—	1,806	1,806	734	1,269	2,003	734	294	1,028

Commercial loans
Commercial business	687	609	1,296	700	1,113	1,813	—	1,113	1,113
Commercial real estate	1,713	4,543	6,256	977	5,293	6,270	—	5,000	5,000
Commercial land	499	1,852	2,351	—	2,192	2,192	—	1,719	1,719
Total commercial loans	2,899	7,004	9,903	1,677	8,598	10,275	—	7,832	7,832

Consumer loans
Home equity	502	4,359	4,861	—	3,775	3,775	—	2,258	2,258
Manufactured housing	135	—	135	—	133	133	—	135	135
Total consumer loans	637	4,359	4,996	—	3,908	3,908	—	2,393	2,393
Total loans	$3,536	$13,169	$16,705	$2,411	$13,775	$16,186	$734	$10,519	$11,253

Covered loans included above	$—	$2,612	$2,612	$734	$4,397	$5,131	$734	$4,174	$4,908

1 There were no accruing or non-accruing acquired non-covered TDRs in the above noted periods.

The following table provides a summary of the primary reason loan modifications were classified as TDRs and their estimated impact on the allowance for loan losses.

	As of December 31, 2012			As of December 31, 2011			As of September 30, 2011
	Types of Modifications[1]			Types of Modifications[1]			Types of Modifications[1]
(in thousands)	Rate	Structure	Increase to Allowance	Rate	Structure	Increase to Allowance	Rate	Structure	Increase to Allowance

Residential loans
Residential 1-4	$543	$1,202	$—	$288	$1,715	$93	$294	$734	$101
Residential Land	61	—	—	—	—	—	—	—	—
Total residential loans	604	1,202	—	288	1,715	93	294	734	101

Commercial loans
Commercial business	—	1,296	—	—	1,813	—	—	1,113	—
Commercial real estate	—	6,256	12	—	6,270	122	—	5,000	142
Commercial land	—	2,351	257	—	2,192	325	—	1,719	351
Total commercial loans	—	9,903	269	—	10,275	447	—	7,832	493

Consumer loans
Home equity	3,686	1,175	—	3,565	210	—	2,042	216	—
Manufactured housing	135	—	—	133	—	—	135	—	—
Total consumer loans	3,821	1,175	—	3,698	210	—	2,177	216	—
Total loans	$4,425	$12,280	$269	$3,986	$12,200	$540	$2,471	$8,782	$594

Covered loans included above	$—	$2,612	$2,612	$—	$5,131	$5,131	$—	$4,908	$4,908

1 There were no rate or structure modifications for acquired non-covered TDRs in the above noted periods.

The following table provides a summary of the pre-default balance for TDRs that experienced a payment default during the respective period, that were classified as TDRs during the previous twelve months.

	As of December 31, 2012			As of December 31, 2011			As of September 30, 2011
(in thousands)	Performing Restructurings	Nonperforming Restructurings	Total[1]	Performing Restructurings	Nonperforming Restructurings	Total[1]	Performing Restructurings	Nonperforming Restructurings	Total[1]
Residential loans
Residential 1-4 family	$—	$—	$—	$—	$—	$—	$—	$294	$294

Commercial loans
Commercial business	—	—	—	—	—	—	—	1,113	1,113
Commercial real estate	662	1,289	1,951	—	625	625	—	2,105	2,105
Commercial land	—	—	—	—	—	—	—	522	522
Total commercial loans	662	1,289	1,951	—	625	625	—	3,740	3,740

Consumer loans
Home equity	—	1,387	1,387	—	—	—	—	325	325
Total consumer loans	—	1,387	1,387	—	—	—	—	325	325
Total loans	$662	$2,676	$3,338	—	$625	$625	—	$4,359	$4,359

Covered loans included above	$—	$300	$300	$—	$—	$—	$—	$2,587	$2,587

1 There were no restructured modifications for acquired non-covered TDRs in the above noted periods.

Criticized Loans, Classified Loans and Other Risk Characteristics

Federal regulations provide for the designation of lower quality loans as special mention, substandard, doubtful or loss. Loans designated as special mention are considered “criticized” by regulatory definitions and possess characteristics of weakness which may not necessarily manifest into future loss. Loans designated as substandard, doubtful or loss are considered “classified” by regulatory definitions. Substandard loans have a well-defined weakness and are inadequately protected by the current net worth, liquidity and paying capacity of the borrower or any collateral pledged, and include loans characterized by the distinct possibility that some loss will occur if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values. Loans classified as loss are those considered uncollectible and of such little value that their continuance without the establishment of a specific loss reserve is not warranted. When First Federal classifies problem loans as a loss, they are charged-off in the period in which they are deemed uncollectible. First Federal evaluates its commercial loans regularly to determine whether they are appropriately risk rated in accordance with applicable regulations and internal policies.

The following tables presents the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of December 31, 2012
(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans
Pass	$77,326	$349,981	$817	$20,732	$448,856
Special mention	2,608	27,523	—	16,423	46,554
Substandard	10,988	64,610	247	9,131	84,976
Doubtful	—	—	—	—	—
Total	90,922	442,114	1,064	46,286	580,386
ASC-310-30 loans	27,457	49,453	—	23,823	100,733
Total	$118,379	$491,567	$1,064	$70,109	$681,119

	As of December 31, 2011
(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans
Pass	$64,366	$341,211	$13,767	$27,160	$446,504
Special mention	4,256	44,519	1,414	16,222	66,411
Substandard	13,799	62,033	849	14,214	90,895
Doubtful	53	471	—	—	524
Total	82,474	448,234	16,030	57,596	604,334
ASC 310-30 loans	1,340	8,307	447	3,642	13,736
Total	$83,814	$456,541	$16,477	$61,238	$618,070

	As of September 30, 2011
(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans
Pass	$61,340	$359,203	$10,986	$30,614	$462,143
Special mention	5,091	39,863	1,334	16,149	62,437
Substandard	12,484	62,066	2,166	15,432	92,148
Doubtful	205	674	—	118	997
Total	79,120	461,806	14,486	62,313	617,725
ASC 310-30 loans	1,751	9,490	565	5,119	16,925
Total	$80,871	$471,296	$15,051	$67,432	$634,650

[1] Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

For residential and consumer loans, First Federal evaluates credit quality based on payment activity, accrual status and if a loan was modified from its original contractual terms.

The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]	As of December 31, 2012
(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans
Performing	$928,298	$22,439	$48,165	$998,902
Performing classified	9,598	—	532	10,130
Nonperforming	7,137	—	785	7,922
Total	945,033	22,439	49,482	1,016,954
ASC-310-30 loans	11,322	—	3,257	14,579
Total	$956,355	$22,439	$52,739	$1,031,533

	As of December 31, 2011
(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans
Performing	$967,193	$15,117	$39,701	$1,022,011
Performing classified	578	—	323	901
Nonperforming	7,388	—	1,448	8,836
Total	975,159	15,117	41,472	1,031,748
ASC 310-30 loans	246	—	140	386
Total	$975,405	$15,117	$41,612	$1,032,134

	As of September 30, 2011
(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans
Performing	$906,385	$16,431	$39,108	$961,924
Performing classified	917	—	321	1,238
Nonperforming	2,329	—	1,140	3,469
Total	909,631	16,431	40,569	966,631
ASC 310-30 loans	276	—	156	432
Total	$909,907	$16,431	$40,725	$967,063

[1] Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.
101

Consumer Credit Quality[1]	As of December 31, 2012
(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans
Performing	$355,983	$276,522	$75,544	$41,644	$749,693
Performing classified	6,858	87	53	59	7,057
Nonperforming	10,551	3,491	139	318	14,499
Total	373,392	280,100	75,736	42,021	771,249
ASC310-30 loans	11,272	—	—	151	11,423
Total	$384,664	$280,100	$75,736	$42,172	$782,672

	As of December 31, 2011
(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans
Performing	$347,355	$271,814	$52,344	$49,748	$721,261
Performing classified	1,254	—	—	121	1,375
Nonperforming	8,192	3,461	246	224	12,123
Total	356,801	275,275	52,590	50,093	734,759
ASC 310-30 loans	469	—	—	25	494
Total	$357,270	$275,275	$52,590	$50,118	$735,253

	As of September 30, 2011
(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans
Performing	$361,420	$273,125	$55,196	$52,791	$742,532
Performing classified	407	—	—	—	407
Nonperforming	6,871	2,922	47	298	10,138
Total	368,698	276,047	55,243	53,089	753,077
ASC 310-30 loans	515	—	—	29	544
Total	$369,213	$276,047	$55,243	$53,118	$753,621

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

An analysis of changes in the allowance for loan losses follows.

	As of and for the Year Ended December 31, 2012
(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Balance at beginning of period	$8,748	$4,106	$11,711	$397	$5,981	$22,581	$53,524

Provision for loan losses	5,108	1,168	3,145	(374)	112	10,977	20,136

Loan charge-offs	(6,421)	(2,632)	(5,510)	(14)	(3,425)	(14,446)	(32,448)
Recoveries	355	424	753	7	137	1,291	2,967
Net charge-offs	(6,066)	(2,208)	(4,757)	(7)	(3,288)	(13,155)	(29,481)

Balance at end of period	$7,790	$3,066	$10,099	$16	$2,805	$20,403	$44,179

Loans as of December 31, 2012
Individually evaluated for impairment	$2,050	$1,476	$11,919	$247	$3,364	$6,538	$25,594
Collectively evaluated for impairment	1,014,904	89,446	430,195	817	42,922	764,711	2,342,995
ASC 310-30 loans	14,579	27,457	49,453	—	23,823	11,423	126,735
Total loans	$1,031,533	$118,379	$491,567	$1,064	$70,109	$782,672	$2,495,324

	As of and for the Quarter Ended December 31, 2011
(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Balance at beginning of period	$7,796	$4,485	$11,991	$665	$7,473	$21,923	$54,333

Provision for loan losses	1,875	261	1,137	(271)	(688)	5,131	7,445

Loan charge-offs	(928)	(709)	(1,422)	—	(830)	(5,037)	(8,926)
Recoveries	5	69	5	3	26	564	672
Net charge-offs	(923)	(640)	(1,417)	3	(804)	(4,473)	(8,254)

Balance at end of period	$8,748	$4,106	$11,711	$397	$5,981	$22,581	$53,524

Loans as of December 31, 2011
Individually evaluated for impairment	$2,245	$3,653	$12,272	$261	$3,728	$3,908	$26,067
Collectively evaluated for impairment	1,029,503	78,821	435,962	15,769	53,868	730,851	2,344,774
ASC 310-30 loans	386	1,340	8,307	447	3,642	494	14,616
Total loans	$1,032,134	$83,814	$456,541	$16,477	$61,238	$735,253	$2,385,457

	As of and for the Year Ended September 30, 2011
(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Balance at beginning of period	$10,730	$7,169	$22,598	$1,620	$21,795	$22,959	$86,871

Provision for loan losses	16,864	6,371	33,280	3,058	28,676	21,652	109,901

Loan charge-offs	(20,491)	(9,348)	(44,100)	(4,060)	(43,717)	(23,975)	(145,691)
Recoveries	693	293	213	47	719	1,287	3,252
Net charge-offs	(19,798)	(9,055)	(43,887)	(4,013)	(42,998)	(22,688)	(142,439)

Balance at end of period	$7,796	$4,485	$11,991	$665	$7,473	$21,923	$54,333

Loans as of September 30, 2011
Individually evaluated for impairment	$1,028	$3,147	$13,583	$261	$5,261	$2,393	$25,673
Collectively evaluated for impairment	965,603	75,973	448,223	14,225	57,052	750,684	2,311,760
ASC 310-30 loans	432	1,751	9,490	565	5,119	544	17,901
Total loans	$967,063	$80,871	$471,296	$15,051	$67,432	$753,621	$2,355,334

Other Repossessed Assets Acquired

The following table presents the components of other repossessed assets acquired, which is comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, and is included in other assets on the Consolidated Balance Sheets.

	As of
(in thousands)	December 31, 2012	December 31, 2011	September 30, 2011
Residential real estate	$4,660	$7,753	$8,122
Commercial real estate	5,588	5,382	7,771
Land	6,350	5,824	7,092
Held for sale real estate	—	—	1,908
Consumer-related assets	1,740	1,528	1,319
Total other repossessed assets acquired	$18,338	$20,487	$26,212

The following table presents the components of OREO expenses, net.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010
(Gains) losses on sale of real estate, net	$(1,542)	$(384)	$(1,048)	$1,846
Fair-value writedown	2,662	1,458	4,403	4,263
Expenses, net	2,129	690	3,199	705
Rental income	(133)	(47)	(130)	(63)
Covered OREO expense reimbursement	(1,404)	(176)	(1,515)	—
Total OREO expenses, net	$1,712	$1,541	$4,909	$6,751

NOTE 5. Loans Held for Sale, Loan Servicing and Mortgage Origination

The portfolio of residential mortgages serviced for others was $1.9 billion at December 31, 2012, and $1.4 billion at both December 31 and September 30, 2011. The amount of contractually specified servicing fees earned by First Federal during 2012 was $4.3 million, compared with $933 thousand for the quarter ended December 31, 2011, and $3.5 million and $3.2 million for the years ended September 30, 2011 and 2010, respectively. Servicing fees are recorded in mortgage and other loan income in the Consolidated Statements of Operations.

Mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage and other loan income in the Consolidated Statements of Operations. First Federal uses various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and residential mortgage servicing rights assumptions. The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010

Decrease in Fair Value of MSRs	$(4,725)	$(1,251)	$(3,610)	$(4,266)
Gains Related to Derivatives	1,472	624	2,895	5,018
Net effect on Statements of Operations	$(3,253)	$(627)	$(715)	$752

The following table is an analysis of the activity in the MSRs.

	As of and for
	Year Ended	Quarter Ended	Year Ended
	December 31,	December 31,	September 30,
(in thousands)	2012	2011	2011
Carrying value at beginning of period	$10,663	$10,572	$10,200
Additions
Servicing assets that resulted from transfers of financial assets	7,972	1,342	3,982

Decrease in fair value
Due to change in valuation inputs or assumptions	(2,386)	(750)	(1,974)
Due to increases in principal paydowns or runoff	(2,339)	(501)	(1,636)
Carrying value at end of period	$13,910	$10,663	$10,572

The fair value of MSRs is highly sensitive to changes in assumptions and fair value is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

The characteristics and sensitivity analysis of the MSR are included in the following table as of December 31, 2012.

(dollars in thousands)	Residential Mortgage Servicing Rights
Composition of residential loans serviced for others
Fixed-rate mortgage loans	99.1%
Adjustable-rate mortgage loans	0.9
Total	100.0%

Weighted average life	4.75 years
Constant prepayment rate (CPR)	16.8%
Weighted average discount rate	10.4

Effect on fair value due to change in interest rates
25 basis point increase	$1,010
50 basis point increase	2,009
25 basis point decrease	(1,014)
50 basis point decrease	(1,470)

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

The following table displays mortgage loan securitizations and whole loan sales during the respective periods.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010
Loan securitization with Fannie Mae	$561,724	$96,918	$254,770	$196,280
Loan sales to Fannie Mae	168,103	7,360	44,477	30,517
Loan sales to FHLB	20,468	2,635	12,930	13,515
Loan sales or securitizations to other investors	13,865	3,050	8,458	17,234
Total loan securitizations and loan sales	$764,160	$109,963	$320,635	$257,546

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale, which consists of residential mortgage loans to be sold in the secondary market, was $55.2 million at December 31, 2012, compared with $48.3 million and $94.9 million at December 31, 2011 and September 30, 2011, respectively. Loans held for sale at September 30, 2011 was comprised of $40.8 million in residential mortgage loans awaiting sale in the secondary market and $54.1 million of loans in the bulk loan sale pool.

NOTE 6. FDIC Indemnification Asset

First Federal has loss sharing agreements with the FDIC related to the Cape Fear and Plantation acquisitions which afford First Federal significant protection regarding certain acquired assets. Under the loss sharing agreement for Cape Fear, First Federal assumes the first $32.4 million of losses and the FDIC reimburses First Federal for 80% of the losses greater than $32.4 million and up to $110.0 million. On losses exceeding $110.0 million, the FDIC will reimburse First Federal for 95% of the losses. The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at the time of the Cape Fear acquisition in April 2009.

Under the loss sharing agreement for Plantation, First Federal shares in the losses on certain commercial loans and commercial OREO in three tranches. On losses up to $55.0 million, the FDIC reimburses First Federal for 80% of all eligible losses; First Federal absorbs losses greater than $55.0 million up to $65.0 million; and the FDIC reimburses First Federal for 60% of all eligible losses in excess of $65.0 million.

The following table presents the change in the FDIC indemnification asset.

	Gross		Net
(in thousands)	Receivable	Discount	Receivable
Balance at September 30, 2010	$70,079	$(2,496)	$67,583
Payments from FDIC for losses	(19,212)	—	(19,212)
Valuation adjustment	79	—	79
Discount accretion	—	2,015	2,015
Balance at September 30, 2011	$50,946	$(481)	$50,465

Payments from FDIC for losses	(14)	—	(14)
Valuation adjustment	281	—	281
Discount accretion	—	289	289
Balance at December 31, 2011	$51,213	$(192)	$51,021

Establish indemnification asset related to Plantation	36,641	(721)	35,920
Payments from FDIC for losses	(13,467)	—	(13,467)
Amortization of potential impairment	(3,986)	—	(3,986)
Valuation adjustment	10,400	—	10,400
Discount accretion	—	380	380
Balance at December 31, 2012	$80,801	$(533)	$80,268

During 2012, First Federal began recognizing a potential impairment on the indemnification asset. The performance of an underlying Cape Fear loan pool has been better than originally projected and cumulative payments received exceeded First Federal’s initial investment in the pool. As a result, First Federal may claim lower future reimbursements than projected at the time of the Cape Fear acquisition in 2009. The impairment was recorded in noninterest expense on the Consolidated Statement of Operations. Additional expected losses related to Plantation increased the FDIC indemnification asset by approximately $9.5 million during the year ended December 31, 2012.

During the year ended December 31, 2012, First Federal received payments totaling $15.5 million from the FDIC, of which $2.0 million was credited to OREO expenses and other loan expense on the Consolidated Statement of Operations. These payments satisfied all claims through June 30, 2012. During the quarter ended December 31, 2011, First Federal received payments totaling $14 thousand from the FDIC. During the year ended September 30, 2011, First Federal received payments totaling $20.5 million from the FDIC, of which $1.3 million was credited to OREO expenses and other loan expense.

As of the December 31, 2012 quarterly reporting period, First Federal filed a $19.2 million claim with the FDIC under the terms of the loss share agreement, and payment is expected during the first quarter of 2013.

NOTE 7. Premises and Equipment

The following table presents premises and equipment by major category.

	As of
	December 31,		September 30,
(in thousands)	2012	2011	2011
Land	$31,757	$29,902	$29,833
Buildings	59,051	57,482	57,227
Furniture and equipment	29,732	29,828	29,423
Leasehold improvements	10,724	11,011	10,952
Total premises and equipment	131,264	128,223	127,435
Less: accumulated depreciation and amortization
Buildings	(19,712)	(18,557)	(18,090)
Furniture and equipment	(20,382)	(21,212)	(20,576)
Leasehold improvements	(5,792)	(5,547)	(5,346)
Total accumulated depreciation and amortization	(45,886)	(45,316)	(44,012)
Net premises and equipment	$85,378	$82,907	$83,423

Depreciation expense was $6.2 million, $1.4 million, $6.4 million and $6.1 million for the year ended December 31, 2012, quarter ended December 31, 2011 and years ended September 30, 2011 and 2010, respectively. During the year ended December 31, 2012 First Financial disposed of four in-store financial centers, resulting in a decreases in leasehold improvements and the associated accumulated depreciation of $795 thousand. In addition, First Financial disposed of fully depreciated assets no longer in service, resulting in decreases to assets and accumulated depreciation in the amounts of $3.1 million and $285 thousand for furniture and equipment and leasehold improvements, respectively. Increases in fixed assets from the Plantation acquisition were $1.1 million, $1.7 million, and $480 thousand for land, buildings, and furniture and equipment, respectively.

At December 31, 2012, First Financial held various non-cancelable operating leases with contract terms extending through 2034 on buildings and land used for office space and banking purposes. Some of these leases contain escalation clauses which provide for higher rental expense based on increases in common area maintenance expenses and automatic escalation at predetermined lease anniversary or renewal dates. The following table presents minimum rental commitments as of December 31, 2012.

(in thousands)	Rental Expense
2013	$1,636
2014	1,203
2015	750
2016	525
2017	410
Thereafter	2,969
Total	$7,493

Rental expenses under operating leases were $2.4 million for the year ended December 31, 2012, compared with $570 thousand, $3.6 million, and $3.0 million for the quarter ended December 31, 2012, and the years ended September 30, 2011 and 2010, respectively.

NOTE 8. Goodwill and Intangible Assets

During the year ended September 30, 2011, First Financial performed its annual goodwill impairment test. The Step 1 analysis indicated that the carrying amount exceeded estimated fair value for Atlantic Acceptance (“Atlantic”), a former subsidiary of First Federal, and for Kimbrell; therefore, Step 2 testing was required. As a result of the Step 2 analysis, First Financial determined that the goodwill associated with both entities was impaired due to updated discounted cash flow projections, and a change in business strategy. First Financial recorded a non-cash, non-tax-deductible goodwill impairment charge of $630 thousand for Atlantic, which is included in the results for continuing operations, and $1.9 million for Kimbrell, which is included in the results from discontinued operations.

The following table summarizes the carrying amount of intangible assets.

	As of December 31, 2012			As of December 31, 2011			As of September 30, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship	$3,211	$1,140	$2,071	$3,211	$810	$2,401	$3,211	$720	$2,491
Core deposit	6,787	941	5,846	—	—	—	—	—	—
Non-compete contracts	162	54	108	—	—	—	—	—	—
Total amortized intangible assets	$10,160	$2,135	$8,025	$3,211	$810	$2,401	$3,211	$720	$2,491

During the year ended December 31, 2012, new intangible assets were established to include the value of core deposit and non-compete contract intangibles related to the acquisition of Liberty and Plantation.

The weighted average amortization period for intangible assets is approximately ten years as of December 31, 2012. Expected amortization expense related to intangible assets for future years is shown in the table below.

(in thousands)	Intangible Amortization Expense

2013	$1,631
2014	1,343
2015	1,126
2016	1,034
2017	996
Thereafter	1,895
Total	$8,025

NOTE 9. Deposit Accounts

Deposit accounts with overdraft balances are classified as consumer loans in the Consolidated Balance Sheets. Overdrafts totaled $1.5 million, $1.4 million and $903 thousand at December 31, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table presents scheduled maturities of time deposits as of December 31, 2012.

(in thousands)	Certificate Maturities

2013	$507,892
2014	169,389
2015	87,259
2016	135,904
2017	45,754
Thereafter	5,259
Total	$951,457

Brokered time deposits totaled $71.2 million at December 31, 2012, compared to $140.5 million at December 31, 2011 and $162.6 million at September 30, 2011. The aggregate amount of time deposits with balances equal to or greater than $100,000 totaled $495.3 million, $552.2 million and $599.8 million at December 31, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table presents scheduled maturities for time deposits equal to or greater than $100,000 as of December 31, 2012.

(in thousands)	Certificate Maturities
Under three months	$23,204
Three to six months	22,139
Six to twelve months	90,587
Over twelve months	359,387
Total	$495,317

Related party deposits are those deposits held by First Federal that are owned by executives and certain other key officers of First Federal. Related party deposits totaled $982 thousand, $715 thousand and $668 thousand at December 31, 2012, December 31, 2011 and September 30, 2011, respectively.

NOTE 10. Advances From Federal Home Loan Bank

During 2012, FHLB advances totaling $125.0 million with an average yield of 3.15% were prepaid as part of a balance sheet repositioning initiative, resulting in an early termination charge of $8.5 million. The following table presents the contractual maturity schedule for the outstanding FHLB advances as of December 31, 2012. Expected maturities may differ from contractual maturities, as the FHLB has the right to call certain advances.

(dollars in thousands)	Balance	Weighted Average Rate
2013	$—	—%
2014	—	—
2015	33,000	3.75
2016	125,000	3.83
2017	50,000	4.40
2018	25,000	2.66
Total	$233,000	3.81%

At December 31, 2012, callable advances totaled $175.0 million, with a weighted average rate of 3.93%. The FHLB did not exercise any of its call provisions during the period from October 1, 2010 to December 31, 2012.

Advances from the FHLB, which mature on various dates through 2018, are collateralized by a blanket lien on certain residential and commercial real estate loans with an aggregate balance at December 31, 2012, December 31, 2011 and September 30, 2011 of $590.9 million, $730.8 million and $692.7 million, respectively. In addition, First Federal had pledged investment securities totaling $28.2 million as of December 31, 2012, as compared with $104.6 million at December 31, 2011 and $126.8 million at September 30, 2011 to secure borrowings. At December 31, 2012, First Federal had excess borrowing capacity of $348.2 million compared to $267.2 million at December 31, 2011 and $254.5 million at September 30, 2011, based on assets pledged. The maximum borrowings permitted under the agreement are 40% of total eligible assets subject to the presentment of sufficient qualifying collateral. At December 31, 2012, December 31, 2011 and September 30, 2011, total maximum availability was $619.1 million, $834.9 million and $819.5 million, respectively. Advances are subject to prepayment penalties and certain advances may be subject to conversion to floating rates at the option of the FHLB.

NOTE 11. Short-Term Borrowings and Long-Term Debt

First Federal has unsecured federal funds lines with various unaffiliated banks. These lines totaled $70.0 million as of December 31, 2012, $40.0 million as of December 30, 2011 and $35.0 million as of September 30, 2011. Borrowings from the federal funds lines and the Federal Reserve, which is secured by a portion of the manufactured housing loan portfolio, would be included in other short-term borrowings on the Consolidated Balance Sheets, if drawn, and are used to supplement other liquidity sources as needed. As of December 31, 2012, First Financial had borrowing availability of $257.7 million from these sources, as compared with $252.9 million as of December 31, 2011 and $249.7 million as of September 30, 2011. There were currently no funds drawn from these lines at the respective period end dates.

On March 19, 2004, First Financial issued $46.4 million of 30-year trust preferred securities through Capital Trust I, an unconsolidated special purpose trust, to unrelated institutional investors. The trust preferred securities qualify as Tier 1 capital under risk-based capital guidelines. Gross proceeds from the issuance were used by Capital Trust I to purchase junior subordinated deferred interest debt issued by First Financial. The subordinated debt is the only asset of Capital Trust I. The debt matures in thirty years and is an unsecured obligation of First Financial that ranks junior to First Financial’s other outstanding debt. Distributions on the trust preferred securities, which represent undivided beneficial interests in the assets of Capital Trust I, are payable quarterly in arrears at an annual rate of 7.00%, beginning July 7, 2004. The securities are callable and mature on April 6, 2034. Debt issuance costs, net of amortization, totaled $974 thousand at December 31, 2012 and $1.2 million at December 31, 2011 and September 30, 2011, and are included in other assets on the Consolidated Balance Sheets.

Other long-term debt consists of notes payable to several South Carolina non-profit organizations. These loans are part of a strategy to leverage low-income housing tax credits.

The following table presents long term debt and their related weighted average interest rates.

	As of
	December 31,				September 30,
(dollars in thousands)	2012		2011		2011
Junior subordinated debt to unconsolidated trust	$46,392	7.00%	$46,392	7.00%	$46,392	7.00%
Other long-term debt	812	4.59	812	4.59	812	4.59
	$47,204	6.96%	$47,204	6.96%	$47,204	6.96%

First Financial’s federal funds lines of credit are generally only utilized once a year, unless there is a liquidity need, and the balances as of period ends noted below are unutilized. As of or for the year ended December 31, 2012, quarter ended December 31, 2011, and year ended September 30, 2011 the outstanding balance, maximum amount outstanding at any month end, daily average and the weighted average rate were all nominal. The following table presents information related to the various forms of borrowings utilized.

	As of or for the Year Ended December 31,	As of or for the Quarter Ended December 31,	As of or for the Year Ended September 30,
(dollars in thousands)	2012	2011	2011
Junior subordinated debt to unconsolidated trust
Balance	$46,392	$46,392	$46,392
Weighted average rate	7.00%	7.00%	7.00%
During the year
Maximum amount outstanding at any month end	46,392	46,392	46,392
Daily average	46,392	46,392	46,392
Weighted average rate	7.00%	7.00%	7.00%

Other long-term debt
Balance	$812	$812	$812
Weighted average rate	4.59%	4.59%	4.59%
During the year
Maximum amount outstanding at any month end	$812	$812	$812
Daily average	812	812	812
Weighted average rate	4.59%	4.59%	4.59%

Note 12. Shareholders’ Equity, Dividend Restrictions and Other Regulatory Matters

Stock Issuances

On December 5, 2008, pursuant to the US Department of the Treasury’s (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), First Financial issued and sold to the Treasury for an aggregate purchase price of $65.0 million in cash (1) 65,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”), and (2) a ten-year warrant to purchase up to 483,391 shares of First Financial’s common stock (the “Warrant”). On September 29, 2009, First Financial completed a qualified equity offering as defined in the Purchase Agreement and the number of shares exercisable under the warrant was adjusted to 241,696 shares of common stock. The Series A Preferred Stock has $0.01 par value, carries a liquidation price of $1,000 per share, pays cumulative dividends at a rate of 5.00% per annum for the first five years and 9.00% per annum thereafter, and qualifies as Tier 1 capital. The Warrant has a par value of $.01 per share and an initial exercise price of $20.17 per share, subject to certain anti-dilution and other adjustments. First Financial used relative fair value as the basis for allocating the proceeds from the issuance of the Series A Preferred Stock and warrants. The assumptions incorporated into the Black-Scholes fair value model include a dividend yield of 4.85%, volatility of 35.4% and a risk-free interest rate of 2.5%. First Financial could not redeem the Series A Preferred Stock during the first three years after issuance except with the proceeds from an offering of perpetual preferred or common stock that qualifies as and may be included in Tier 1 capital. However, because three years have passed since the issuance of the Series A Preferred Stock, First Financial may redeem the Series A Preferred Stock at the liquidation price plus accrued and unpaid dividends. First Financial is accreting the book value of the Series A Preferred Stock using the effective interest method up to the par value of $65.0 million. The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The warrant is immediately exercisable and expires ten years from the issuance date. It provides for an adjustment to the exercise price and to the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions.

On March 29, 2012, the Treasury completed the sale of its $65.0 million Series A Preferred Stock investment in First Financial to private investors through a registered public offering at $873.51 per share. There was no impact to First Financial’s financial condition or operating results due to the transaction. On January 24, 2013, First Financial declared a quarterly cash dividend of $12.50 per share on its Series A Preferred Stock payable on February 15, 2013 to preferred shareholders of record as of February 5, 2013.

On January 24, 2013, First Financial declared a quarterly cash dividend of $0.05 per common share, payable on February 22, 2013 to common shareholders of record as of February 8, 2013.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (1) the stock option exercises, (2) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (3) the unamortized compensation expense on in-the-money options not yet recognized pursuant to GAAP for share-based payments (see Note 14 to the Consolidated Financial Statements) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings (loss) per share calculation.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands, except per share data)	2012	2011	2011	2010
Net income (loss) from continuing operations	$28,813	$15,572	$(37,621)	$(39,308)
Preferred stock dividends	3,250	813	3,250	3,252
Accretion on preferred stock discount	637	153	591	556
Net income (loss) from continuing operations available to common shareholders	24,926	14,606	(41,462)	(43,116)
(Loss) income from discontinued operations, net of tax	—	—	(3,565)	2,519
Net income (loss) available to common shareholders	$24,926	$14,606	$(45,027)	$(40,597)

Weighted average basic shares	16,527	16,527	16,527	16,511
Effect of dilutive stock options	2	—	—	—
Weighted average dilutive shares	$16,529	$16,527	$16,527	$16,511

Net income (loss) per common share from continuing operations
Basic	$1.51	$0.88	$(2.51)	$(2.61)
Diluted	1.51	0.88	(2.51)	(2.61)

Net (loss) income per common share from discontinued operations
Basic	$—	$—	$(0.21)	$0.15
Diluted	—	—	(0.21)	0.15

Net income (loss) per common share
Basic	$1.51	$0.88	$(2.72)	$(2.46)
Diluted	1.51	0.88	(2.72)	(2.46)

Stock options and warrants which were not included in computing diluted earnings per share because the effects were antidilutive totaled 490,996 and 646,083 as of December 31, 2012 and 2011, respectively, compared to 743,333 and 962,547 as of September 30, 2011 and 2010, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income.

(in thousands)	Unrealized gain (loss) on securities available for sale	Change in pension liability	Total

Balance, September 30, 2009	$4,449	$(516)	$3,933
Net change in other comprehensive income	1,096	(179)	917
Balance, September 30, 2010	5,545	(695)	4,850
Net change in other comprehensive income	(2,114)	(260)	(2,374)
Balance, September 30, 2011	3,431	(955)	2,476
Net change in other comprehensive income	(5,320)	—	(5,320)
Balance, December 31, 2011	(1,889)	(955)	(2,844)
Net change in other comprehensive income	180	(20)	160
Balance, December 31, 2012	$(1,709)	$(975)	$(2,684)

Dividend Restrictions and Other Regulatory Matters

Since First Financial is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Board of Governors of the Federal Reserve. In accordance with a policy statement issued by the Federal Reserve regarding the payment of dividends by bank holding companies, the Federal Reserve may generally restrict or prohibit the payment of dividends if (1) First Financial’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) First Financial’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; (3) First Financial will not meet, or is in danger of not meeting, its minimum regulatory capital ratios; or (4) the Federal Reserve otherwise determines that the payment of dividends would constitute an unsafe or unsound practice. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations for a bank subsidiary, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of First Financial to pay dividends or otherwise engage in capital distributions. In addition, since First Financial is a legal entity separate and distinct from First Federal and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of First Federal to pay dividends to it. As a South Carolina chartered bank, First Federal is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the State Board of Financial Institutions (the “SC Board”) or the Commissioner of Banking, First Federal is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SC Board. Under Federal Reserve regulations, a dividend cannot be paid by First Federal if it would be less than well-capitalized after the dividend. The Federal Reserve may also prevent the payment of a dividend by First Federal if it determines that the payment would be an unsafe and unsound banking practice.

As a result of First Federal’s charter conversion and Federal Reserve membership in February 2012, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides application and supervision standards for de novo state member banks and converting thrifts. The guidance includes standards for senior management and directors, policies, cash flows between the bank and the holding company, ongoing supervision and capital levels, among other things. With respect to capital levels, the guidance provides that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a state member bank unless an exception is granted. First Federal had a Tier 1 leverage capital ratio of 9.97% at December 31, 2012.

Quantitative measures established by regulation to ensure capital adequacy require First Financial and First Federal to maintain minimum amounts and ratios (as defined in the regulations and set forth in the table below) of tangible and core capital to total assets, and of risk-based capital to risk-based assets. As of December 31, 2012, both First Financial and First Federal met all capital adequacy requirements to which they are subject and were categorized as well-capitalized under the regulatory framework for prompt corrective action.

Capital amounts and ratios are presented in the following table.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
First Financial[1]
As of December 31, 2012
Tier 1 capital to Total Average Assets	$337,908	10.54%	$128,287	4.00%
Tier I capital to Risk-based Assets	337,908	14.89	90,804	4.00
Risk-based capital to Risk-based Assets	366,897	16.16	181,608	8.00

First Federal[2]
As of December 31, 2012
Tier 1 capital to Total Average Assets	$319,555	9.97%	$128,201	4.00%	$160,252	5.00%
Tier I capital to Risk-based Assets	319,555	14.10	90,685	4.00	136,028	6.00
Risk-based capital to Risk-based Assets	348,503	15.37	181,370	8.00	226,713	10.00

As of December 31, 2011
Core capital to Total Assets	$279,947	8.92%	$125,553	4.00%	$156,942	5.00%
Tier I capital to Risk-based Assets	279,947	12.35	—	—	135,403	6.00
Risk-based capital to Risk-based Assets	307,178	13.61	180,539	8.00	225,672	10.00

As of September 30, 2011
Core capital to Total Assets	$263,410	8.26%	$127,615	4.00%	$159,518	5.00%
Tier I capital to Risk-based Assets	263,410	11.26	—	—	139,598	6.00
Risk-based capital to Risk-based Assets	291,463	12.53	186,131	8.00	232,663	10.00

[1]	Effective in 2012, First Financial was required to file the FR Y-9C, Consolidated Financial Statements for Bank Holding Companies, with the Federal Reserve. Periods prior to first quarter 2012 were not applicable to such regulatory filings. Bank holding companies are not subject to the prompt corrective action provisions of the Federal Deposit Insurance Act.
[2]	Beginning in 2012, capital ratios for First Federal are based on reporting requirements for financial institutions filing FFIEC 041, FDIC Consolidated Reports of Condition and Income. Prior period ratios are reported based on superseded regulatory requirements previously issued by the Office of Thrift Supervision.

First Federal is required by regulatory agencies to maintain certain minimum balances of cash or noninterest-bearing deposits with the Federal Reserve. There was no required balance at December 31, 2012 compared with $5.0 million for both periods ended December 31, 2011 and September 30, 2011. During 2012, First Federal maintained higher balances in an interest-bearing account with the Federal Reserve and as a result, there was no required balance needed at December 31, 2012.

NOTE 13. Income Taxes

Income tax expense (benefit) is comprised of the following.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010
Current tax expense (benefit)
Federal	$9,149	$284	$(17,343)	$(22,320)
State	1,337	654	(1,460)	(2,229)
Total current tax expense (benefit)	10,486	938	(18,803)	(24,549)

Deferred tax expense (benefit)
Federal	7,202	7,985	(3,248)	316
State	1,702	843	(1,621)	(1,736)
Total deferred tax expense (benefit)	8,904	8,828	(4,869)	(1,420)
Total tax expense (benefit) from continuing operations	19,390	9,766	(23,672)	(25,969)
Total tax expense from discontinued operations	—	—	6,549	1,581
Total tax expense (benefit)	$19,390	$9,766	$(17,123)	$(24,388)

A reconciliation from expected federal tax expense (benefit) for continuing operations of 35% to consolidated effective income tax expense (benefit) for the periods indicated follows.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(dollars in thousands)	2012	2011	2011	2010
Expected federal income tax expense (benefit)	$16,871	$8,868	$(21,452)	$(22,847)
Increases (decreases) in income taxes resulting from
State income tax expense (benefit), net of federal income tax effect	1,209	974	(2,044)	(2,166)
Deferred adjustment for charter conversion	1,180	—	—	—
Tax exempt income	(480)	(87)	(374)	(408)
Other, net	610	11	198	(548)
Total	$19,390	$9,766	$(23,672)	$(25,969)

Effective tax rate	40.23%	38.54%	38.62%	39.78%

A reconciliation from expected federal tax expense for discontinued operations of 35% to consolidated effective income tax expense for the periods indicated follows.

	Years Ended September 30,
(dollars in thousands)	2011	2010
Expected federal income tax expense	$1,044	$1,435
Increases in income taxes resulting from
State income tax expense, net of federal income tax effect	361	43
Book over tax basis of insurance operations sold	4,478	—
Other, net	666	103
Total	$6,549	$1,581

Effective tax rate	219.47%	38.56%

The effective tax rate for the year ended September 30, 2011 is the result of a taxable gain on the sale of First Southeast.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of First Financial’s deferred tax assets and liabilities are presented below.

	As of
	December 31,		September 30,
(in thousands)	2012	2011	2011	2010
Deferred tax assets
Loan loss allowances deferred for tax purposes	$15,633	$20,396	$20,642	$31,615
Expenses not deducted under economic performance rules	2,650	2,672	2,601	2,837
Unrealized loss (gain) on securities available for sale	1,067	1,208	(2,179)	(3,527)
Post retirement benefits	901	932	931	768
Net operating loss carryforward	326	2,986	4,489	1,607
Book over tax basis on intangibles	229	79	64	501
Nondeductible loss on bulk loan sale	—	—	7,738	—
Federal credits	—	628	1,459	—
Charitable contribution carryforward	—	478	671	566
Other	2,786	3,948	3,622	892
Total gross deferred tax assets	$23,592	$33,327	$40,038	$35,259

Deferred tax liabilities
Deferred gain on FDIC transaction	$15,273	$14,705	$14,915	$17,115
Excess carrying value of assets acquired for financial reporting purposes over tax basis	6,877	6,708	6,839	6,898
Loan fee income adjustments for tax purposes	3,016	3,419	4,516	3,783
Expenses deducted under economic performance rules	603	736	875	895
FHLB stock dividends deferred for tax purposes	338	1,263	1,384	1,671
Other	1,132	1,097	671	883
Total gross deferred tax liabilities	$27,239	$27,928	$29,200	$31,245

Net deferred tax (liability) asset	$(3,647)	$5,399	$10,838	$4,014

At December 31, 2012, First Federal had $7.5 million of state net operating loss carryforwards that will begin to expire in 2024.

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

As a result of pre-tax losses, First Financial was in a three year cumulative loss position at December 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA. Management has concluded that sufficient positive evidence exists to overcome this negative evidence, including that First Financial has both taxable and tax-deductible temporary differences at December 31, 2012 that are expected to reverse in the next 5-10 years. Further, the reversal of substantial taxable and tax-deductible temporary differences within the next 5-10 years are expected to closely mirror each other, and should further support the conclusion that the gross deferred tax benefits to be realized will be available to offset significant gross deferred tax liabilities.

Management believes that the combination of a strong history of taxable income, the projected current federal income tax receivables and projected pre-tax income in future years represents positive evidence that the tax benefit will be realized. While realization of the deferred tax benefits is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not necessary, as realization of these benefits meets the “more likely than not” standard.

First Financial accounts for uncertain tax positions in accordance with the income taxes accounting guidance. The First Financial has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The following tax years remain subject to examination as of December 31, 2012.

Jurisdiction	Tax Years
Federal	2008-2011
State	2008-2011

First Financial believes that its federal income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in material change to its financial position. Therefore, no material reserves for uncertain federal income tax positions have been recorded. First Financial recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. First Financial did not incur any federal income tax related interest income, interest expense or penalties for the year ended December 31, 2012, quarter ended December 31, 2011, and years ended September 30, 2011 and 2010.

The Consolidated Financial Statements at December 31, 2012, December 31, 2011 and September 30, 2011 did not include a tax liability of $8.5 million related to the base year bad debt reserve amounts since these reserves are not expected to reverse until indefinite future periods, and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability include failure to meet the tax definition of a bank, dividend payments in excess of current year or accumulated tax earnings and profits, or other distributions in dissolution, liquidation or redemption of First Financial’s stock.

NOTE 14. Share-Based Payment Arrangements

At December 31, 2012, First Financial has one share-based compensation plan from which new awards may be granted. This plan may issue qualified and non-qualified options, restricted stock awards and stock appreciation rights to employees and nonemployee directors. Under the active plan, the Board may issue up to 900,000 options, stock appreciation rights and restricted stock in the aggregate. At December 31, 2012, First Financial had 529,104 shares related to options and stock appreciation rights and 225,000 shares related to restricted stock awards available for grants. Stock options currently granted under the plan generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date

First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned or terminated. Forfeited or expired options under the abandoned or terminated plans may not be reissued. At December 31, 2012, there were 113,293 options which remained outstanding under the four abandoned or terminated plans.

Pursuant to the merger Agreement (as defined and described in Note 22), no new awards may be issued by First Financial from its share-based compensation plan noted above.

Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Operations. For the year ended December 31, 2012, First Financial recorded an expense of $180 thousand. For the quarter ended December 31, 2011, First Financial recorded an expense of $59 thousand. First Financial recorded a share-based compensation expense of $432 thousand for the year ended September 30, 2011 and a benefit of $219 thousand for the year ended September 30, 2010. The net benefit in fiscal 2010 was primarily the result of actual forfeitures exceeding the estimated forfeiture rate. First Financial recognized an income tax benefit of less than $100 thousand in the year ended December 31, 2012; and, an income tax benefit of less than $100 thousand in the quarter ended December 31, 2011 related to share-based compensation. First Financial recorded an income tax benefit of approximately $100 thousand in the year ended September 30, 2011 compared to an income tax expense of less than $100 thousand in the year ended September 30, 2010 related share-based payments.

Compensation cost is measured using the Black-Scholes option pricing model. The determined cost is recognized on a straight line basis over the requisite service period of the award. The following table presents the assumptions used to determine the fair value of options granted in the year ended September 30, 2010. There were no options granted or exercised during the period from October 1, 2010 to December 31, 2012.

Year Ended September 30,
2010
Weighted average fair value of awards issued	$6.67
Assumptions
Expected volatility	65.0% - 66.2%
Weighted-average volatility	65.4%
Expected dividends	1.77%
Expected term (years)	4.75
Risk-free rate	2.2% - 2.7%

A summary of stock option activity is presented below.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price ($)	(Years)	($000)
Outstanding at September 30, 2010	720,851	24.63
Granted	—
Exercised	—
Forfeited or expired	(219,214)	25.80
Outstanding at September 30, 2011	501,637	24.11
Granted	—
Exercised	—
Forfeited or expired	(97,250)	25.43
Outstanding at December 31, 2011	404,387	23.80
Granted	—
Exercised	—
Forfeited or expired	(145,198)	26.49
Outstanding at December 31, 2012	259,189	22.30	1.45	41

Exercisable at December 31, 2012	241,896	22.88	1.38	41

Stock options outstanding and exercisable as of December 31, 2012 are as follows.

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (Years)	Price ($)	Outstanding	Price ($)
$8.90 / $13.63	35,021	1.80	11.98	35,021	11.98
$14.00 / $16.88	40,879	2.40	14.15	23,586	14.15
$17.00 / $19.54	56,354	0.96	19.54	56,354	19.54
$20.77 / $23.90	28,942	1.40	23.66	28,942	23.66
$24.26/ $28.50	23,650	0.44	25.26	23,650	25.26
$29.35 / $31.90	4,000	1.40	29.92	4,000	29.92
$32.28 / $38.71	70,343	1.46	32.38	70,343	32.38
	259,189	1.45	22.30	241,896	22.88

As of December 31, 2012, there was $39 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of approximately 0.4 years. The total original fair value of shares vested during the year ended December 31, 2012 was $174 thousand. For the quarter ended December 31, 2011, the original fair value of the shared vesting was $204 thousand. The total original fair value of shares vested during the years ended September 30, 2011 2010 was $678 thousand and $912 thousand respectively.

NOTE 15. Benefit Plans

Sharing Thrift Plan

First Financial offers a 401(k) Saving Plan (the “Plan”) that permits eligible participants to contribute amounts up to the limitations prescribed by law.  The Plan provides for First Financial to match employee contribution in a discretionary match.  In connection with other cost savings and capital preservation initiatives implemented in January 2009, First Financial suspended its match as of the quarter ended March 31, 2009.  Effective January 1, 2013, First Financial reinstated its match of employee contributions up to one half of 6% of the employee salary.

The Plan provides that all employees who have completed a year of service with First Financial are entitled to receive a profit sharing contribution, if declared. Employees become vested in profit sharing contributions made to their accounts over a six-year period or upon their earlier death, disability or retirement at age 65 or over. Employees are able to direct the investment of profit sharing contributions made to their accounts to any of the available investment funds. As a result of the cost savings and capital preservation initiatives implemented in fiscal 2009, First Financial did not fund any profit sharing contributions for the periods ended December 31, 2012, December 31, 2011 or September 30, 2011.

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

The following tables set forth the activity of the benefit plan’s projected benefit obligation and plan assets.

	As of and for
	December 31,		September 30,
(in thousands)	2012	2011	2011
Change in benefit obligation
Benefit obligation, beginning of period	$2,371	$2,400	$1,973
Interest cost	99	25	84
Plan participants’ contribution	38	9	104
Actuarial loss	137	(10)	473
Benefit payments	(234)	(58)	(270)
less: Medicare D subsidy receivable	21	5	36
Benefit obligation, end of period	$2,432	$2,371	$2,400
Change in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—
Employer contributions	196	49	166
Plan participants’ contributions	38	9	104
Benefit payments	(234)	(58)	(270)
Fair value of plan assets, end of period	$—	$—	$—

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 3.25%, 4.30% and 4.30% for the year ended December 31, 2012, the quarter ended December 31, 2011 and the year ended September 30, 2011, respectively.

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost includes the following components.

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010
Interest cost on projected benefit obligation	$99	$24	$84	$92
Net amortization and deferral of loss	96	24	66	26
Transition obligation	59	20	79	79
Net pension cost included in employee benefit expense	$254	$68	$229	$197

First Financial revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Benefit Payments

Presented below are the estimated future benefit payments as of December 31, 2012.

(in thousands)	Benefit Payments
2013	$269
2014	270
2015	266
2016	253
2017	246
2018-2022	1,111
Total	$2,415

NOTE 16. Commitments and Contingencies

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

Standby letters of credit

Standby letters of credit represent First Federal’s obligations to a third party contingent on the failure of its customer to perform under the terms of an underlying contract with the third party or obligate First Federal to stand as surety for the benefit of the third party. The underlying contract may entail either financial or non-financial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. First Federal can seek recovery from the borrower for the amounts paid. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less.

The following table presents First Federal’s loan and letter of credit commitments.

	As of
	December 31,		September 30,
(in thousands)	2012	2011	2011
Available unused lines of credit	$377,473	$345,734	$344,949
Commitments to fund commercial real estate, construction and land development loans	26,401	30,531	35,145
Other unused commitments	39,055	73,835	68,929
Standby letters of credit	10,792	574	572

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

Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On December 31, 2012, First Federal had derivative financial instruments outstanding with notional amounts totaling $63.0 million compared with $48.0 million at December 31, 2011 and $46.5 million at September 30, 2011. The estimated net fair value of the open contracts related to the MSRs was a loss of $280 thousand at December 31, 2012 compared with a gain of $354 thousand at December 31, 2011 and a gain of $195 thousand at September 30, 2011.

The following table presents First Federal’s obligation under forward commitments, the fair value of those obligations along with the fair value of derivative instruments associated with forward commitments.

	As of
	December 31,		September 30,
(in thousands)	2012	2011	2011
Mortgage loan pipeline	$96,866	$85,460	$79,917
Expected pipeline closures	72,650	63,945	59,698
Fair value of mortgage loan pipeline commitments	1,943	1,104	1,335
Forward commitments	144,852	148,902	130,378
Fair value of forward commitments	1,347	358	(31)

NOTE 17. Fair Value of Financial Instruments

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where there is no active market for a financial instrument, First Financial has made estimates using discounted cash flows or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties and require significant judgment and cannot be determined with precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts First Financial could realize in a current market exchange.

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

•	Level 1 – Valuation is based on quoted prices for identical instruments in active markets.
•	Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models and similar techniques.

The following table presents the carrying value and fair value of the financial instruments.

	As of December 31, 2012		As of December 31, 2011		As of September 30, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$117,451	$117,451	$76,675	$76,675	$85,937	$85,937
Securities available for sale	253,798	253,798	404,550	404,550	412,108	412,108
Securities held to maturity	15,555	17,867	20,486	23,242	21,671	24,162
Nonmarketable securites	20,914	20,914	32,694	32,694	35,782	35,782
Net loans	2,451,145	2,502,376	2,331,933	2,427,526	2,301,001	2,379,886
Loans held for sale	55,201	55,201	48,303	48,303	94,872	94,872
FDIC indemnification asset, net	80,268	80,268	51,021	51,021	50,465	50,465
Other repossessed assets acquired[1]	18,338	18,338	20,487	20,487	26,212	26,212
Residential mortgage servicing rights[1]	13,910	13,910	10,663	10,663	10,572	10,572
Accrued interest receivable[1]	8,564	8,564	8,759	8,759	8,928	8,928
Derivative financial instruments[1]	2,561	2,561	2,238	2,238	1,816	1,816
Liabilities
Deposits	2,595,333	2,608,927	2,239,198	2,253,138	2,302,857	2,318,531
Advances from FHLB	233,000	260,409	561,000	598,616	558,000	597,021
Long-term debt	47,204	46,749	47,204	43,487	47,204	43,356
FDIC true-up liability[2]	3,658	3,658	—	—	—	—
Accrued interest payable[2]	6,114	6,114	8,095	8,095	8,369	8,369

1 Included as part of other assets in the Consolidated Balance Sheets

2 Included as part of other liabilities in the Consolidated Balance Sheets

The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value for the year ended December 31, 2012.

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the financial instruments measured at fair value on a recurring basis.

	As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Obligations of US government agencies and corporations	$—	$1,278	$—	$1,278
State and municipal obligations	—	13,483	—	13,483
Collateralized debt obligations	—	—	3,332	3,332
Mortgage-backed securities	—	74,304	—	74,304
Collateralized mortgage obligations	—	154,883	—	154,883
Other securities	1,929	2,999	1,590	6,518
Securities available for sale	1,929	246,947	4,922	253,798
Residential mortgage servicing rights	—	—	13,910	13,910
Derivative financial instruments	2,561	—	—	2,561
Total assets at fair value	$4,490	$246,947	$18,832	$270,269

	As of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Obligations of US government agencies and corporations	$—	$1,823	$—	$1,823
State and municipal obligations	—	488	—	488
Collateralized debt obligations	—	—	3,247	3,247
Mortgage-backed securities	—	84,399	—	84,399
Collateralized mortgage obligations	—	256,615	52,680	309,295
Other securities	1,000	3,197	1,101	5,298
Securities available for sale	1,000	346,522	57,028	404,550
Residential mortgage servicing rights	—	—	10,663	10,663
Derivative financial instruments	2,238	—	—	2,238
Total assets at fair value	$3,238	$346,522	$67,691	$417,451

	As of September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Obligations of US government agencies and corporations	$—	$1,863	$—	$1,863
State and municipal obligations	—	481	—	481
Collateralized debt obligations	—	—	3,074	3,074
Mortgage-backed securities	—	80,919	8,038	88,957
Collateralized mortgage obligations	—	63,079	249,434	312,513
Other securities	1,000	1,499	2,721	5,220
Securities available for sale	1,000	147,841	263,267	412,108
Residential mortgage servicing rights	—	—	10,572	10,572
Derivative financial instruments	1,816	—	—	1,816
Total assets at fair value	$2,816	$147,841	$273,839	$424,496

Securities Available for Sale

Securities available for sale include obligations of the US government agencies and corporations, state and municipal obligations, CDOs, mortgage-backed securities, CMOs and other securities. For securities classified as Level 2, valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques, such as cash flow models, for which all significant assumptions are observable in the market.

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

For private-label CMOs, the pricing model estimates each security’s cash flows and adjusted price based on coupon, constant prepayment rate, default rate, and required yields or spreads. A cash flow analysis is performed on each security within the CMO portfolio, regardless of the credit rating, to determine if the security has any OTTI.

The fair value of securities available for sale that are classified as Level 3 primarily include trust preferred CDOs. In the absence of observable or corroborated market data, estimates that incorporate market-based assumptions are used when such information is available. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, the valuation of the security is subjective and may involve substantial judgment. For trust preferred CDOs, the models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO and assign a risk rating to each individual issuer in the collateral pool. If a security is rated below investment grade by a credit agency, a stress test is performed to determine OTTI.

With respect to third party pricing services used to value both level 2 and level 3 securities, valuations are reviewed by management noting the extent to which the pricing service is gathering observable market information as opposed to using unobservable inputs. Review and oversight procedures are performed to ensure that securities available for sale are properly classified in the fair value hierarchy.

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

With respect to third party pricing services used to value MSRs, valuations are reviewed by management noting the extent to which the pricing service is gathering observable market information as opposed to using unobservable inputs. Review and oversight procedures are performed to ensure that MSRs are properly classified in the fair value hierarchy.

Derivative financial instruments

The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data.

The following table presents quantitative information regarding the assumptions used for valuing Level 3 assets.

	Fair Value as of
(dollars in thousands)	December 31, 2012[1]	Valuation Technique[1]	Unobservable Input	Range (Weighted Average)
Collateralized debt obligations	$3,332	Discounted cash flow	Discount margin to LIBOR Constant default rate	10.50% - 16.80% (12.38%) 0.25% - 0.88% (0.41%)
			Default percentage	14.67% - 51.61% (33.67%)
MSRs	$13,910	Discounted cash flow	Constant prepayment rate Discount rate	16.80% 10.44%
			Delinquency percentage	1.77%

[1]	Other level 3 securities totaling $1.6 million are valued based on data provided by the issuer.

Changes in Fair Value Measurement Levels

The table below includes changes in Level 3 fair value measurements based on the hierarchy levels previously discussed. The gains (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

	Year Ended December 31, 2012		Quarter Ended December 31, 2011		Year Ended September 30, 2011		Year Ended September 30, 2010
		Residential		Residential		Residential		Residential
(in thousands)	Securities Available For Sale	Mortgage Servicing Rights	Securities Available For Sale	Mortgage Servicing Rights	Securities Available For Sale	Mortgage Servicing Rights	Securities Available For Sale	Mortgage Servicing Rights
Balance, beginning of period	$57,028	$10,663	$263,267	$10,572	$326,668	$10,200	$368,821	$11,166
Total net (losses) gains for the year included in

Other-than-temporary impairment losses on investment securities	(359)	—	(180)	—	(879)	—	(2,853)	—
Gain on sale or call of investments securities	—	—	—	—	1,419	—	—	—
Mortgage and other loan income	—	(4,725)	—	(1,251)	—	(3,610)	—	(4,266)
Other comprehensive income (loss), gross	677	—	(8,012)	—	(4,027)	—	4,744	—

Transfer to level 2	(39,778)	—	(180,439)	—	—	—	—	—
Purchases	490	—	—	—	15,973	—	72,991	—
Sales [1]	—	—	—	—	—	—	—	—
Servicing assets that resulted from transfers of financial assets	—	7,972	—	1,342	—	3,982	—	3,300
Paydowns	(13,136)	—	(17,608)	—	(75,887)	—	(117,035)	—
Balance, end of period	$4,922	$13,910	$57,028	$10,663	$263,267	$10,572	$326,668	$10,200

[1]	Level 3 impaired security with a cost basis of less that $100 thousand was sold during the year ended September 30, 2011 with a gain of $1.4 million recognized in earnings.

During the year ended December 31, 2012 and quarter ended December 31, 2011 First Financial transferred certain CMOs from Level 3 to Level 2 as the observable market activity increased. There were no gains or losses as a result of the transfers.

Assets Recorded at Fair Value on a Nonrecurring Basis

The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

(in thousands)	As of December 31, 2012	Level 1	Level 2	Level 3	Year to Date Losses
Loans held for sale	$55,201	$—	$55,201	$—	$—
Impaired loans, net of specific allowance	24,632	—	—	24,632	3,511
Other repossessed assets acquired	18,338	—	—	18,338	1,138
Total nonrecurring basis measured assets	$98,171	$—	$55,201	$42,970	$4,649

(in thousands)	As of December 31, 2011	Level 1	Level 2	Level 3	Year to Date Losses
Loans held for sale	$48,303	$—	$48,303	$—	$—
Impaired loans, net of specific allowance	24,668	—	—	24,668	(669)
Other repossessed assets acquired	20,487	—	—	20,487	(845)
Total nonrecurring basis measured assets	$93,458	$—	$48,303	$45,155	$(1,514)

(in thousands)	As of September 30, 2011	Level 1	Level 2	Level 3	Year to Date Losses
Loans held for sale	$94,872	$—	$40,785	$54,087	$—
Impaired loans, net of specific allowance	24,139	—	—	24,139	(2,875)
Other repossessed assets acquired	26,212	—	—	26,212	(3,058)
Total nonrecurring basis measured assets	$145,223	$—	$40,785	$104,438	$(5,933)

Loans held for sale

Loans held for sale is comprised of residential mortgage loans originated for sale in the secondary market. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and classified as nonrecurring Level 2.

Impaired loans, net of specific allowance

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3. Specific reserves for impaired loans were $1.0 million, $1.4 million and $1.5 million at December 31, 2012, December 31, 2011, and September 30, 2011, respectively.

Other repossessed assets acquired

Other repossessed assets acquired in settlement of loans are recorded at the lower of the principal balance of the loan or fair value of the property less estimated selling expenses. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as Level 3.

Assets Not Recorded at Fair Value

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. The following table presents the financial instruments not recorded at fair value categorized by the level of inputs.

	As of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$117,451	$—	$—	$117,451
Securities held to maturity	—	17,867	—	17,867
Nonmarketable securities	—	—	20,914	20,914
Net loans[1]	—	—	2,477,744	2,477,744
FDIC indemnification asset, net	—	—	80,268	80,268
Accrued interest receivable	8,564	—	—	8,564
Liabilities
Deposits	—	—	2,608,927	2,608,927
Advances from FHLB	—	—	260,409	260,409
Long-term debt	—	—	46,749	46,749
FDIC true-up liability	3,658	—	—	3,658
Accrued interest payable	6,114	—	—	6,114

	As of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$76,675	$—	$—	$76,675
Securities held to maturity	—	23,242	—	23,242
Nonmarketable securities	—	—	32,694	32,694
Net loans[1]	—	—	2,402,858	2,402,858
FDIC indemnification asset, net	—	—	51,021	51,021
Accrued interest receivable	8,759	—	—	8,759
Liabilities
Deposits	—	—	2,253,138	2,253,138
Advances from FHLB	—	—	598,616	598,616
Long-term debt	—	—	43,487	43,487
Accrued interest payable	8,095	—	—	8,095

	As of September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$85,937	$—	$—	$85,937
Securities held to maturity	—	24,162	—	24,162
Nonmarketable securities	—	—	35,782	35,782
Net loans[1]	—	—	2,355,747	2,355,747
FDIC indemnification asset, net	—	—	50,465	50,465
Accrued interest receivable	8,928	—	—	8,928
Liabilities
Deposits	—	—	2,318,531	2,318,531
Advances from FHLB	—	—	597,021	597,021
Long-term debt	—	—	43,356	43,356
Accrued interest payable	8,369	—	—	8,369

[1]	Excludes impaired loans

A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. For the financial instruments that

First Financial does not record at fair value, estimates of fair value are calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of First Financial’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, currency and interest rate characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be sustained by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by First Financial in estimating the fair value of these financial instruments.

Cash and cash equivalents

For these short-term instruments, the carrying amounts are a reasonable estimate of their fair values.

Securities held to maturity

The fair value of securities classified as held to maturity is based on quoted prices for similar assets.

Nonmarketable securities

The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these securities as they are not readily marketable, are recorded at cost (par value) and are evaluated for impairment based on the ultimate recoverability of the par value. First Financial considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. First Financial believes its investments in FHLB and Federal Reserve stock are ultimately recoverable at par.

Net loans

The fair value of net loans is estimated based on discounted cash flows. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio and a liquidity premium reflecting the liquidity or illiquidity of the market. The carrying amount of accrued interest receivable approximates fair value.

FDIC indemnification asset, net

The fair value is determined by the projected cash flows from the FDIC loss-share agreements based on expected reimbursements for losses at the applicable loss sharing percentages pursuant to the terms of the loss-share agreements. Cash flows are discounted to reflect the timing and receipt of the loss-sharing reimbursements from the FDIC.

Deposits

The fair value of core deposits, which include checking, savings and money market accounts, are, by definition, equal to the amount payable on demand as of the valuation date (i.e. their carrying amounts). Fair values for time deposits are based on the discounted value of contractual cash flows at current interest rates. The estimated fair value of deposits does not take into account the value of First Financial’s long-term relationships with depositors, commonly known as core deposit intangibles, which are separate intangible assets and not considered financial instruments. The carrying amount of accrued interest payable approximates fair value.

Advances from FHLB and long-term debt

The fair value of these financial instruments is estimated using observable market prices and by discounting future cash flows using current interest rates for similar financial instruments.

FDIC true-up liability

The fair value of the FDIC true-up liability is determined by the projected cash flows based on expected payments for recoveries in accordance with the Plantation loss share agreement with the FDIC. Cash flows are discounted to reflect the timing and payment of recoveries due to the FDIC.

NOTE 18. Discontinued Operations

On May 26, 2011, First Financial entered into a definitive agreement with Hub International, LLC. (“Hub”) whereby Hub agreed to acquire all of the stock of First Southeast. On June 1, 2011, First Financial completed the stock sale in exchange for $38.0 million in cash. First Financial will receive no additional consideration from the sale of First Southeast. In addition, effective September 30, 2011, First Financial completed the sale of Kimbrell, its managing general insurance agency subsidiary, to Burns & Wilcox, Ltd., a Kaufman Financial Group company (“Burns & Wilcox”). Burns & Wilcox acquired substantially all of the assets of Kimbrell in exchange for cash. In addition, there is a provision for a potential earn-out payable over two years based on specific annual growth goals.

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

Both sales were completed prior to, or effective as of, September 30, 2011. As a result, there were no assets or liabilities for the insurance operations in the Consolidated Balance Sheets presented in the Financial Statements.

The operating results of discontinued operations for the years ended September 30, 2011 and 2010 were as follows.

(in thousands)	2011	2010
Net interest income	$24	$51
Noninterest income
Insurance income	17,658	25,301
Gain on sale of line of business	5,919	—
Other (loss) income	(3)	(12)
Total noninterest income	23,574	25,289
Noninterest expense
Salaries and employee benefits	12,650	15,533
Occupancy costs	1,842	1,235
Furniture and equipment	810	1,081
Professional services	40	42
Advertising and marketing	119	169
Goodwill impairment	1,871	—
Intangible asset amortization	443	631
Other expense	2,839	2,549
Total noninterest expense	20,614	21,240
Income from discontinued operations before taxes	2,984	4,100
Income tax expense from discontinued operations	6,549	1,581
Net (loss) income from discontinued operations	$(3,565)	$2,519

The income tax expense in 2011 includes $4.5 million related to the recognition of deferred tax liabilities due to the sale of First Southeast.

NOTE 19. First Financial Holdings, Inc. (Parent Company Only) Condensed Financial Information

CONDENSED BALANCE SHEETS

	December 31,		September 30,
(in thousands)	2012	2011	2011
Assets
Cash and cash equivalents	$18,095	$39,015	$43,931
Securities available for sale, at fair value	18	27	27
Investment in subsidiaries	327,335	281,456	270,341
Other assets	3,717	5,305	5,496
Total assets	$349,165	$325,803	$319,795
Liabilities and Shareholders’ Equity
Accrued expenses	$3,132	$2,233	$4,897
Long-term debt	46,392	46,392	46,392
Shareholders’ equity	299,641	277,178	268,506
Total liabilities and shareholders’ equity	$349,165	$325,803	$319,795

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010
Income
Dividend income	$—	$—	$—	$—
Interest income	86	40	179	432
Other income	—	35	276	351
Total income	86	75	455	783
Expenses
Interest expense	3,150	787	3,150	3,226
Salaries and employee benefits	377	216	1,624	2,190
Shareholder relations and other expense	2,736	352	2,193	1,741
Total expense	6,263	1,355	6,967	7,157
Loss before income taxes and equity in undistributed (losses) earnings of subsidiaries	(6,177)	(1,280)	(6,512)	(6,374)
Income tax benefit	(1,275)	(420)	(2,142)	(2,538)
Loss before equity in undistributed losses of subsidiaries	(4,902)	(860)	(4,370)	(3,836)
Equity in undistributed earnings (losses) of subsidiaries	33,715	16,432	(36,816)	(32,953)
Net income (loss)	28,813	15,572	(41,186)	(36,789)
Preferred stock dividends	3,250	813	3,250	3,252
Accretion on preferred stock discount	637	153	591	556
Net income (loss) available to common shareholders	$24,926	$14,606	$(45,027)	$(40,597)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Quarter Ended December 31,	Years Ended September 30,
(in thousands)	2012	2011	2011	2010
Operating Activities
Net income (loss)	$28,813	$15,572	$(41,186)	$(36,789)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
(Increase) decrease of equity in undistributed earnings of subsidiaries	(33,715)	(16,432)	82,575	32,961
Amortization of issuance cost, junior subordinated debt	244	14	55	55
Recognition of stock based compensation expense (benefit)	176	56	432	(219)
Tax benefit resulting from stock options	—	—	—	(3)
Other	2,242	(2,487)	3,337	(993)
Net cash (used in) provided by operating activities	(2,240)	(3,277)	45,213	(4,988)

Investing Activities
Proceeds from repayment and sales of investments	9	—	775	22
Equity investments in subsidiaries	(12,000)	—	(20,875)	(45,594)
Net cash used in investing activities	(11,991)	—	(20,100)	(45,572)

Financing Activities
Net decrease in other borrowings	—	—	—	(28,000)
Proceeds from issuance of common stock	—	—	—	9,173
Proceeds from exercise of stock options	—	—	—	19
Tax benefit resulting from stock options	—	—	—	3
Dividends paid on preferred stock	(3,384)	(813)	(3,250)	(3,252)
Dividends paid on common stock	(3,305)	(826)	(3,306)	(3,304)
Net cash used in financing activities	(6,689)	(1,639)	(6,556)	(25,361)
Net (decrease) increase in cash and cash equivalents	(20,920)	(4,916)	18,557	(75,921)

Cash and cash equivalents at beginning of period	39,015	43,931	25,374	101,295
Cash and cash equivalents at end of period	$18,095	$39,015	$43,931	$25,374

Supplemental disclosures
Cash paid during the period for
Interest	$3,150	$787	$3,150	$3,356
Income taxes	2,040	—	715	—

NOTE 20. Quarterly Results (Unaudited)

The following table presents summarized quarterly financial data.

	Quarters Ended
Year Ended December 31, 2012 (in thousands, except per share data)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Interest income	$41,549	$40,014	$39,343	$36,359
Interest expense	6,460	6,817	7,630	8,107
Net interest income	35,089	33,197	31,713	28,252
Provision for loan losses	4,161	4,533	4,697	6,745
Noninterest income	16,173	14,548	32,530	13,182
Noninterest expense	35,357	33,029	39,250	28,709
Income before income taxes	11,744	10,183	20,296	5,980
Income tax expense	3,921	3,516	7,712	4,241
Net income	7,823	6,667	12,584	1,739
Preferred stock dividend and accretion	975	973	970	969
Net income available to common shareholders	$6,848	$5,694	$11,614	$770
Net income per common share
Basic	$0.41	$0.34	$0.70	$0.05
Diluted	0.41	0.34	0.70	0.05

Year Ended December 31, 2011 (in thousands, except per share data)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Interest income	$37,612	$38,556	$39,472	$40,184
Interest expense	8,713	9,492	10,056	10,897
Net interest income	28,899	29,064	29,416	29,287
Provision for loan losses	7,445	8,940	77,803	12,675
Noninterest income	32,770	14,238	11,422	11,255
Noninterest expense	28,886	29,588	28,599	30,145
Income (loss) from continuing operations before income taxes	25,338	4,774	(65,564)	(2,278)
Income tax expense (benefit) from continuing operations	9,766	1,893	(25,288)	(913)
Net income (loss) from continuing operations	15,572	2,881	(40,276)	(1,365)
(Loss) income from discontinued operations, net of taxes	—	(1,804)	(2,724)	935
Net income (loss)	15,572	1,077	(43,000)	(430)
Preferred stock dividend and accretion	966	964	961	959
Net income (loss) available to common shareholders	$14,606	$113	$(43,961)	$(1,389)
Net income (loss) per common share
Basic	$0.88	$0.01	$(2.66)	$(0.08)
Diluted	0.88	0.01	(2.66)	(0.08)

NOTE 21. Selected Financial Data for Transition Period

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended
	December 31, 2011	December 31, 2010
(in thousands)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$33,460	$36,366
Interest and dividends on investments securities
Taxable	3,589	4,727
Tax-exempt	270	296
Other	293	683
Total interest income	37,612	42,072
INTEREST EXPENSE
Interest on deposits	4,554	7,600
Interest on borrowed money	4,159	4,224
Total interest expense	8,713	11,824
NET INTEREST INCOME	28,899	30,248
Provision for loan losses	7,445	10,483
Net interest income after provision for loan losses	21,454	19,765
NONINTEREST INCOME
Service charges and fees on deposit accounts	7,099	6,278
Mortgage and other loan income	2,681	2,642
Trust and plan administration income	1,192	1,177
Brokerage fees	532	514
Other income	650	503
Other-than-temporary impairment losses on investment securities	(180)	(534)
Gain on sold loan pool, net	20,796	—
Total noninterest income	32,770	10,580

NONINTEREST EXPENSE
Salaries and employee benefits	14,511	15,498
Occupancy costs	2,144	2,111
Furniture and equipment	1,870	1,725
Other real estate expenses, net	1,541	1,126
FDIC insurance and regulatory fees	830	1,180
Professional services	1,042	1,546
Advertising and marketing	789	554
Other loan expense	1,043	902
Intangible amortization	90	82
Other expense	5,026	3,846
Total noninterest expense	28,886	28,570
Income from continuing operations before taxes	25,338	1,775
Income tax expense from continuing operations	9,766	636

NET INCOME FROM CONTINUING OPERATIONS	15,572	1,139
Income from discontinued operations, net of tax	—	28
NET INCOME	15,572	1,167
Preferred stock dividends	813	813
Accretion on preferred stock discount	153	144

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,606	$210

Net income per common share from continuing operations
Basic	$0.88	$0.01
Diluted	0.88	0.01

Net income per common share
Basic	$0.88	$0.01
Diluted	0.88	0.01

Average common shares outstanding
Basic	16,527	16,527
Diluted	16,527	16,529

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended
	December 31, 2011	December 31, 2010
(in thousands)		(Unaudited)
Operating Activities
Net income	$15,572	$1,167
Less: Income from discontinued operations	—	(28)
Net income from continuing operations	15,572	1,139
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for loan losses	7,445	10,483
Depreciation	1,365	1,347
Amortization of intangibles	90	82
Net decrease (increase) in current & deferred income tax	9,620	(1,216)
Amortization of mark-to-market adjustments	(4,483)	(3,020)
Fair value adjustments on other real estate owned	2,487	1,309
Accretion/amortization of unearned discounts on investments, net	89	(721)
Other-than-temporary impairment losses on investment securities	180	534
Loans originated for sale	(117,482)	(110,455)
Proceeds from loans held for sale	111,931	112,365
Gain on sold loan pool, net	(20,796)	—
Gain on sale of loans, net	(1,967)	(2,038)
Gain on sale of other real estate owned, net	(383)	(141)
Recognition of stock-based compensation expense	59	179
Decrease in prepaid FDIC insurance premium	647	950
FDIC reimbursement of covered asset losses	14	—
Other[1]	(1,336)	6,081
Discontinued operations, net	—	1,232
Net cash provided by operating activities[1]	3,052	18,110

Investing Activities
Securities available for sale
Proceeds from sales	—	775
Proceeds from maturities, calls and payments	23,945	38,678
Purchases	(25,376)	(7,202)
Securities held to maturity
Proceeds from maturities, calls and payments	1,200	—
Redemption of FHLB stock, net	3,087	1,595
Increase in loans, net[1]	(38,450)	(39,119)
Proceeds from sales of loans, net	80,064	—
Proceeds from sales of other real estate owned[1]	6,345	2,018
Increase in property and equipment, net	(867)	(747)
Discontinued operations, net	—	(140)
Net cash provided by (used in) investing activities[1]	49,948	(4,142)

[1] Certain amounts have been reclassified from the original presentation in the Consolidated Statement of Cash Flows as reported in the Form 10-Q for the transitional quarter ended December 31, 2011, to conform with current period presentation.
130

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Quarters Ended
	December 31, 2011	December 31, 2010
(in thousands)		(Unaudited)
Financing Activities
Increase (decrease) in demand and savings deposits, net	7,126	(12,015)
(Decrease) increase in time deposits, net	(70,749)	6,564
Proceeds (repayments) of FHLB advances, net	3,000	(11,000)
Dividends paid on preferred stock	(813)	(813)
Dividends paid on common stock	(826)	(826)
Net cash used in financing activities	(62,262)	(18,090)
Net decrease in cash and cash equivalents	(9,262)	(4,122)

Cash and cash equivalents at beginning of period, continuing operations	85,937	55,274
Cash and cash equivalents at beginning of period, discontinued operations	—	5,274
Cash and cash equivalents at beginning of period	85,937	60,548

Cash and cash equivalents at end of period, continuing operations	76,675	53,404
Cash and cash equivalents at end of period, discontinued operations	—	3,022
Cash and cash equivalents at end of period	$76,675	$56,426

Supplemental disclosures
Cash paid during the period for
Interest	$8,987	$11,907
Income taxes	—	—
Loans foreclosed	4,594	10,813
Loans securitized into mortgage-backed securities	96,918	87,075

The reclassifications noted above were the result of corrections of an immaterial misstatement related to the bulk sale of a pool of loans and OREO, which was executed during the quarter ended December 31, 2011. The original presentation did not correctly report the migration of loans converting to OREO in the bulk loan pool prior to sale execution. The correction in classifications between components of the cash flow statement resulted in the following adjustments:

•	Cash from other operating activities decreased $3.8 million from $(5.1) million cash used as originally presented.
•	Net cash used in operating activities was $(0.7) million as originally presented and increased $3.8 million to net cash provided by operating activities of $3.1 million.
•	Cash from the net increase in loans & leases increased $4.1 million from $(34.3) million as originally presented.
•	Cash from sales and payoffs of other real estate increased $0.3 million from $6.0 million, as originally presented.
•	Net cash provided by investing activities decreased $3.8 million from $53.7 cash provided as originally presented.

The effects of the correction to appropriately classify activity on the Consolidated Statements of Cash Flows had no impact to the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income or Statements of Changes in Shareholders’ Equity as of and for the quarter ended December 31, 2011.

NOTE 22. Subsequent Events

On February 19, 2013, First Financial entered into an Agreement and Plan of Merger (the “Agreement”) with SCBT Financial Corporation, a South Carolina corporation (“SCBT”). Subject to the terms and conditions set forth in the Agreement, First Financial plans to merge with and into SCBT (the “Merger”), with SCBT continuing as the surviving corporation in the Merger. The Agreement also provides that, immediately following the closing of the Merger, First Federal will merge with and into SCBT, a South Carolina banking corporation and a wholly owned subsidiary of SCBT (“SCBT Bank”), with SCBT Bank continuing as the surviving bank in the merger (the “Bank Merger”). At the closing, the holding company name will be First Financial Holdings, Inc. The Agreement was unanimously approved by the Board of each of First Financial and SCBT.

Subject to the terms and conditions of the merger Agreement, at the closing of the Merger, each outstanding share of First Financial common stock will be converted into the right to receive 0.4237 shares of common stock of SCBT, subject to the payment of cash in lieu of fractional shares. Each outstanding share of Series A Preferred Stock, will be converted into the right to receive one share of preferred stock of SCBT, to be designated Series A Fixed Rate Cumulative Perpetual Preferred Stock and having such rights, preferences and privileges as are not materially less favorable than the rights, preferences and privileges of First Financial’s Series A Preferred Stock.

Pursuant to the Agreement, at the closing SCBT, will designate five members of First Financial’s Board to join the Boards of SCBT and SCBT Bank.

The Agreement contains customary representations and warranties from First Financial and SCBT, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of First Financial’s businesses during the interim period between the execution of the Agreement and the closing, (2) each party’s obligations to facilitate its shareholders’ consideration of, and voting upon, the Agreement and the Merger, (3) the recommendation by the board of directors of each party in favor of approval of the Agreement and the Merger by its shareholders, (4) each party’s non-solicitation obligations relating to alternative business combination transactions, and (5) SCBT’s obligation to establish an advisory board consisting of, among others, the current directors of First Financial who will not serve on SCBT’s Board and who enter into advisory board member agreements with SCBT (the “Advisory Board Member Agreements”).

The Merger is expected to close in the third quarter of 2013, subject to certain customary conditions, including (1) approval of the Agreement by First Financial’s shareholders and by SCBT’s shareholders, (2) receipt of required regulatory approvals without the imposition of a condition that would have or be reasonably likely to have a material adverse effect on First Financial or SCBT, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the listing on the NASDAQ Global Select Market of SCBT common stock to be issued in the Merger and (5) the effectiveness of the registration statement for SCBT common stock to be issued in the Merger. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Agreement, and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of the Internal Revenue Code of 1986, as amended. SCBT’s obligation to complete the Merger is further subject to additional customary conditions, including (1) the imminent occurrence of the Bank Merger, (2) the execution and delivery of an Advisory Board Member Agreement by each of the then-sitting members of the Board of First Financial who desires to join the advisory board, and (3) the transfer of First Financial’s loss share agreements with the FDIC from First Financial to SCBT without adverse modification or amendment to such contracts and without cost to SCBT.

The Agreement provides certain termination rights for both First Financial and SCBT and further provides that upon termination of the Agreement under certain circumstances, First Financial or SCBT, as applicable, will be obligated to pay the other party a termination fee of $14.9 million. The foregoing description of the Merger and the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated as Exhibit 2.3 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation of First Financial’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2012 under the supervision and with the participation of its Chief Executive Officer, Chief Financial Officer and several other members of its senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the disclosure controls and procedures were effective in ensuring that the information First Financial is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

First Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2012, First Financial’s internal controls over financial reporting were effective based on that framework.

First Financial does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Grant Thornton LLP, First Financial’s independent registered public accounting firm, issued a report on the effectiveness of First Financial’s internal control over financial reporting as of December 31, 2012, which is included herein.

Attestation Report of Independent Registered Public Accounting Firm.

The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

(c) Changes in Internal Control over Financial Reporting. There were no changes in First Financial’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, First Financial’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

First Financial Holdings, Inc.’s (“First Financial’s”) Board of Directors (the “Board”) currently consists of 12 members. The Board is divided into three classes with terms of three years, with approximately one-third of the directors elected each year. The following provides information regarding each of our directors. Each of the directors is also a director of First Federal.

Directors With Terms Expiring at the Next Shareholders’ Meeting at which Directors are Elected

The following provides information regarding each of our directors whose term expires at the next shareholders’ meeting at which directors are elected, including business experience for the past five years. Each of these directors, except for Ronnie M. Givens, has been nominated for reelection. The nominees for election will serve for three-year terms or until their respective successors have been elected and qualified.

Mr. Givens, whose term expires at the next shareholders’ meeting at which directors are elected, has not been re-nominated because he has reached the mandatory retirement age based on First Financial’s Bylaws. As a result, Mr. Givens will cease to be a director after the next shareholders meeting at which directors are elected. Mr. Givens has served as a director of First Financial since 2004 and First Federal since 2010.

PAULA HARPER BETHEA, 57, has served as a director of First Financial and First Federal Bank (“First Federal”) since 1996 and has served as Chairman since 2010. She was one of nine South Carolinians chosen in 2001 to establish the South Carolina Education Lottery and now serves as its Executive Director.

PAUL G. CAMPBELL, JR., 66, has served as a director of First Financial and First Federal since 1991. Mr. Campbell is the retired President of the Southeast Region for Alcoa Primary Metals and continues to work for Alcoa as a consultant. He was initially elected to the South Carolina Senate in November 2007, continues to serve in the Senate and was recently re-elected in November 2012. He represents District 44 in Berkeley County.

SUSAN R. LEADEM, 48, has served as a director of First Financial and First Federal since February 2013. Ms. Leadem has been a Chartered Financial Analyst for twenty years and has devoted her business career to the analysis of financial institutions. She began her career in Atlanta in 1986 with the Robinson-Humphrey Company. In 1994, she re-located to London, England with Goldman Sachs International. In 1996, she became the first female outside of the United States to gain the title of Managing Director of Goldman Sachs. In 2004, she re-located to Charleston and was co-founding partner of Charleston-based Peninsula Capital Partners, LLC. If elected, First Financial anticipates that Ms. Leadem will join the Audit Committee and be designated as the “audit committee financial expert” upon Mr. Givens' retirement.

RONNIE M. GIVENS, 70, has served as a Director of First Financial since 2004 and First Federal since 2010. Mr. Givens is a Certified Public Accountant with approximately 40 years of professional experience. He is a director of Dixon Hughes Goodman LLP, a certified public accounting and business advisory firm.

Directors With Terms Ending in 2014

The following provides information regarding each of our directors whose term expires in 2014, including business experience for the past five years.

THOMAS J. JOHNSON, 62, is currently Vice Chairman and has served as a director of First Financial since 1998 and of First Federal since 2002. He previously served as a director of Peoples Federal Savings and Loan Association (“Peoples”), an institution acquired by First Financial and later merged into First Federal. He is President, Chief Executive Officer and Owner of F & J Associates, a company that owns and operates automobile dealerships in the southeastern United States and the U.S. Virgin Islands.

D. KENT SHARPLES, 69, has served as a director of First Financial since 1992 and of First Federal since 2009. He previously served as a director of Peoples. He has served as the President of CEO of the Business Alliance in Daytona Beach, Florida since February 2011. The Alliance is a privately funded economic development organization. Dr. Sharples is the past President of Daytona State College, Daytona Beach, Florida.

B. ED SHELLEY, JR., 60, has served as a director of First Financial since 2011 and First Federal since 2002. He previously served as director of Peoples. He is engaged in the private practice of medicine, specializing in radiology. Dr. Shelley is involved in several businesses outside of the practice of radiology, including real estate development and pharmaceutical and software sales.

HUGH L. WILLCOX, JR., 66, has served as a director of First Financial since 2010 and First Federal since 2002. He previously served as a director of Peoples. Mr. Willcox is a Senior Partner in the law firm of Willcox, Buyck, and Williams, PA, of Florence and Surfside Beach, South Carolina.

Directors With Terms Ending in 2015

The following provides information regarding each of our directors whose term expires at the 2015 Annual Meeting of Shareholders, including business experience for the past five years.

R. WAYNE HALL, 62, is President and Chief Executive Officer of First Financial and First Federal. He has served as a director of First Financial since 2011 and First Federal since 2009. Mr. Hall was initially employed by First Federal and First Financial on December 1, 2006 as Executive Vice President, Financial Management. He subsequently served as the Principal Financial and Accounting Officer and Chief Financial Officer of First Financial and as First Federal’s Chief Operating Officer. He is a certified public accountant. Mr. Hall has over 35 years of audit and financial institutions experience, having served in several senior financial positions, including Executive Vice President and Chief Risk Officer of Provident Bank, Baltimore, Maryland.

JAMES L. ROWE, 69, has served as a director of First Financial since 2001 and First Federal since 2012. From 2001 until its sale during 2011, he served as President of First Southeast Insurance Services, Inc. and Kinghorn Insurance Services, Inc., each former subsidiaries of First Financial.

RICHARD W. SALMONS, JR., 53, has served as a director of First Federal since 2001 and First Financial since 2011. Mr. Salmons is the President and Chief Executive Officer of Salmons Dredging Corporation, a marine construction company which also provides commercial diving and marine services in the southeastern United States.

HENRY M. SWINK, 67, is President of McCall Farms, Inc., a food processing company that manufactures and markets canned fruits and vegetables throughout the Southeast. Mr. Swink has served as a director of First Financial since 2002 and First Federal since 2010. From 1996 until 2002, he served as a director of Peoples Federal Savings and Loan Association, an institution acquired by First Financial and later merged into First Federal.

Executive Officers

Other than Mr. Hall, whose information appears above in the list of directors, the following information is provided for those officers currently designated as executive officers by the Board. Ages presented are as of December 31, 2012.

MARK R. ADELSON, 58, is Senior Vice President and Treasurer of First Financial and First Federal. He began his employment with First Federal in 1996 and served as a Senior Vice President of Investments until 2007.

JOSEPH W. AMY, 63, is Executive Vice President and Chief Credit Officer of First Financial and First Federal. He began his employment with First Financial and First Federal in September 2009. Prior to joining First Financial, Mr. Amy had 35 years of financial institution experience, having started his career in 1974 at Mellon Bank, N.A. and going on to serve in senior positions in a number of regional and community banks.

RICHARD A. ARTHUR, 40, is Executive Vice President, Retail Banking, of First Federal. He began his employment in January 2010. Prior to his employment with First Federal, he served as Senior Vice President with Bank of America from 1996 to 2009 where he oversaw sales, service and operations for 11 consumer markets and 335 branches in the Southeast.

SUSAN A. BAGWELL, 49, is Executive Vice President, Human Resources, of First Financial and First Federal. She began her employment with First Federal in 1985 as a Human Resources Associate.

BLAISE B. BETTENDORF, 50, is Executive Vice President and Chief Financial Officer of First Financial and First Federal. She began her employment with First Financial and First Federal in January 2010 and served as Executive Vice President, Chief Accounting Officer until her promotion to CFO in May 2010. Most recently, Ms. Bettendorf was Senior Vice President and Chief Financial Officer at Carolina Commerce Bank in Gastonia, North Carolina from August 2008 until its sale in October 2009. She is a licensed CPA in both South and North Carolina.

ROBERT L. DAVIS, 59, is Executive Vice President and General Counsel of First Financial and First Federal. He began his employment with First Financial and First Federal in July 2010. Prior to joining First Financial and First Federal, Mr. Davis was Managing Director and General Counsel of Provident Bankshares Corporation and Provident Bank in Baltimore, Maryland from 1991 through 2009. He has been engaged in the practice of law for a total of 34 years, with 30 of them in the financial services industry.

JOHN N. GOLDING, 45, is Executive Vice President, Commercial Banking, of First Federal. He began his employment with First Federal in March 2010. Prior to his employment, he served as Senior Vice President with Wachovia/Wells Fargo with responsibility as a Regional Commercial Banking Relationship Manager from 1990 to 2010.

J. DALE HALL, 64, is Executive Vice President and Chief Banking Officer of First Financial and First Federal. He began his employment with First Financial and First Federal in June 2009, having previously worked in the North Carolina region as an Executive Vice President. Prior to his employment, he was employed with Bank of America for 38 years where he led specialized sales teams in Commercial Middle Market, Government and Non-Profit Healthcare.

MICHAEL NEAL HELMUS, 46, is Executive Vice President and Chief Risk Officer of First Financial and First Federal. He began his employment with First Financial and First Federal in 2011. He has 16 years of financial institution experience, including serving as Audit Manager for U.S. Bancorp from 2009 to 2011. He served as Director of Internal Control and Risk Management for Provident Bank in Baltimore, Maryland from 2006 to 2009.

KELLEE S. MCGAHEY, 33, is Executive Vice President, Marketing, of First Federal. She began her employment in September 2010. She has 12 years of multi-dimensional marketing experience specifically, brand development, advertising, public relations, event organization and interactive media.

EARTHA C. MORRIS, 55, is Executive Vice President and Chief Operations Officer of First Federal. She began her employment with First Federal in March 2010. Prior to her employment with First Federal, she served as Executive Vice President and Chief Operating Officer at Congressional Bank in Bethesda, Maryland from 2007 to 2010.

SANDRA LEE PETROWSKI, 43, is Senior Vice President and Controller of First Financial and First Federal. She began her employment with First Financial and First Federal in August 2010. Prior to her employment with First Financial and First Federal, she had 24 years of financial institution experience, having started her career in 1986 at Citizens Republic Bancorp in Flint, Michigan.

Timothy B. Sease, 47, is Executive Vice President, Wealth Management, of First Financial and First Federal. He began his employment with First Financial in 1995. He is responsible for the Trust Division of First Federal and is President and CEO of First Southeast Investor Services, the broker/dealer subsidiary of First Financial.

DANIEL S. VROON, 44, is Executive Vice President, Wealth Management of First Financial and First Federal. He began his employment with First Federal in April 2009. He is responsible for the Premier Relationship Group and American Pension Division of First Federal, and is the President of the registered investment advisor subsidiary of First Financial. Previously, he served as Senior Vice President, Premier Banking and Investments Market Manager (South Carolina) for Bank of America.

Family Relationships

There are no family relationships among any of the directors of First Financial.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that First Financial’s executive officers, directors and persons who own more than 10% of any registered class of First Financial’s equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish First Financial with copies of all Section 16(a) reports they file.

Based solely on First Financial’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, First Financial believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in First Financial common stock during the 2012 Calendar Year, with the exception of Executive Vice President Susan A. Bagwell, who made one late filing reporting a single transaction.

Code of Ethics

First Financial has adopted a Code of Business Conduct and Ethics that is designed to ensure that First Financial’s directors, officers and employees meet the highest standards of ethical conduct. The Code of Business Conduct and Ethics addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Business Conduct and Ethics is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The Code of Business Conduct and Ethics is available on First Financial’s corporate website located at www.firstfinancialholdings.com. The information contained on the website is not incorporated by reference in, or considered to be a part of, this report.

Audit Committee Financial Expert

The Audit Committee is responsible for providing oversight of First Financial’s financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board. The Audit Committee selects the independent registered public accounting firm and meets with them to discuss the results of the annual audit and any related matters. The Board has determined that Mr. Givens, who currently serves as the chair of the Audit Committee, is an “audit committee financial expert.” Mr. Givens is independent under the listing standards of the NASDAQ Stock Market. As noted above, Mr. Givens’ term as a director expires at the next shareholders meeting at which directors are elected as a result of him reaching the mandatory retirement age under First Financial’s Bylaws. Therefore, after the Annual Meeting, Mr. Givens will cease to be a director and the Board will appoint a new chair of the Audit Committee and designate a new audit committee financial expert. If elected, First Financial anticipates that Ms. Leadem will join the Audit Committee and be designated as the “audit committee financial expert” upon Mr. Givens’ retirement.

ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation/Benefits Committee

The following report of the Compensation/Benefits Committee should not be deemed filed or incorporated by reference into any other document, including First Financial's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent First Financial specifically incorporates this Report into any such filing by reference.

The Compensation/Benefits Committee has reviewed and discussed the following Compensation Discussion and Analysis with management and its advisors and, based on such review and discussions, the Compensation/Benefits Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

All Senior Executive Officer compensation plans are measured by specific performance targets, reviewed and approved or disapproved by the Compensation/Benefits Committee of the Board. As a result of the current economic environment, the Compensation/Benefits Committee did not consider any specific performance targets for the 2012 Calendar Year and no payments were made to the Named Executive Officers during the 2012 Calendar Year under First Financial’s incentive compensation plans. However, on January 24, 2013, each of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section below) received a $20,000 discretionary cash bonus based on performance from March 30, 2012 through December 31, 2012.

In addition, First Financial has in place agreements that contain a payback provision which requires the Named Executive Officer to return to First Financial any bonus amount if it is subsequently discovered that the bonus payment was calculated as a result of misstated financial information. Finally, all employee compensation plans are reviewed and approved or disapproved by executive management on an annual basis and, if appropriate, presented to the Compensation/Benefits Committee for its review and approval or disapproval. For plans that are submitted to the Compensation/Benefits Committee for review, the Committee attempts to identify and eliminate any material risk that it believes is detrimental to First Financial or that would cause intentional manipulation of earnings to First Financial.

Risk Policy Framework

First Financial’s adherence to appropriate risk tolerances is ensured by First Financial’s system of internal controls and validated by independent groups, including Internal Audit and Loan Review and, to some extent, the external auditors. All material business plans are reviewed for excessive risks. Incentive compensation plans and performance goals are tied to the risk-assessed business plans.

In addition, there are controls around employee incentive plans (including the senior Executive Officer plans) that are designed to effectively discourage and limit unnecessary and excessive risk-taking. All employee incentive plans allow for management discretion (or Compensation/Benefits Committee discretion in the case of the senior Executive Officer plans) to reduce or eliminate any award. Every incentive plan is documented using a standard template and is reviewed annually by a team that consists of representatives from the business segment, Finance, Human Resources, Risk Management and any other group deemed to be appropriate, with final approval by the appropriate executive officers. As further described below, the Compensation/Benefits Committee reviews and approves all senior Executive Officer plans, award opportunities and performance goals.

Senior Executive Officer Compensation Plans

The Senior Executive Officer compensation plans operated within the constraints of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) limits until March 29, 2012 when such limits ceased to be applicable to First Financial because the US Department of Treasury (the “Treasury”) sold all of its 65,000 shares of Fixed Rate Cumulative Perpetual

Preferred Stock, Series A (“Series A Preferred Stock”) of First Financial to private investors through a registered public offering at $873.51 per share. The CPP constraints included extensive restrictions on bonus or other incentive payments to executives. The Compensation/Benefits Committee believes, however, that First Financial’s standard compensation programs for executives do not encourage unnecessary and excessive risk even before application of the CPP limits. Annual incentive awards and long-term incentive awards are closely linked to First Financial’s financial performance compared with First Financial’s strategic plans for each plan year or plan cycle. The opportunity to earn annual incentive awards in cash and long-term awards in a combination of cash and stock provides a mix of variable compensation that integrates First Financial’s short-term and long-term goals and helps to attract and retain executive officers. Due to the impact of the CPP constraints until March 29, 2012, annual cash incentive awards for the senior Executive Officers under the Management Performance Compensation Plan have been severely limited or prohibited. Equity awards under the 2007 Equity Incentive Plan were also restricted.

Employee Compensation Plans

In addition to the incentive plans in which the senior Executive Officers participate, First Financial has multiple incentive plans which reward measurable performance across First Financial’s major business segments. The Compensation/Benefits Committee believes that the features of these incentive compensation plans, alone or combined with the systems of controls in place, do not encourage unnecessary or excessive risk and do not encourage the manipulation of reported earnings to enhance the compensation of any employee. In particular, there is a multi-level approval process before any amounts are paid out under any of these incentive plans. In addition, persons having compliance, risk, credit quality, quality assurance and finance roles are not compensated on the same results as the business teams they support. Instead, their incentives are tied to corporate goals under the Management Performance Compensation Plan. First Financial has integrated a recoupment policy into every incentive compensation plan pursuant to which First Financial can withhold or recoup all or a portion of any incentive payment if it is determined that an unnecessary or excessive risk was taken that, had it not, would have resulted in a smaller or no payout. First Financial has had a recoupment policy for senior Executive Officer incentive plans in effect since 2009.

Finally, the Compensation/Benefits Committee certifies that, as required pursuant to its participation in the Treasury’s TARP, with respect to the period from October 1, 2011 through March 29, 2012 (the “TARP Period”), it has reviewed with First Financial’s Chief Risk Officer the senior Executive Officers’ incentive compensation arrangements and made reasonable efforts to ensure that any such arrangements do not encourage the senior Executive Officers to take unnecessary and excessive risks that threaten the value of First Financial. In addition, with respect to the TARP Period, the Compensation/Benefits Committee has reviewed with First Financial’s Chief Risk Officer all compensation plans for all levels of employees, has made reasonable efforts to ensure that such arrangements do not encourage any employee to take unnecessary or excessive risks that threaten the value of First Financial and has made reasonable efforts to eliminate all features that would encourage the manipulation of reported earnings of First Financial to enhance the compensation of any employee.

THE COMPENSATION/BENEFITS COMMITTEE

D. Kent Sharples, Chairman Paula Harper Bethea Paul G. Campbell, Jr. Thomas J. Johnson B. Ed Shelley, Jr.
Hugh L. Willcox, Jr.
137

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis may contain statements regarding future individual and First Financial performance targets or goals. First Financial has disclosed these targets or goals in the limited context of its compensation programs and, therefore, readers should not take these statements to be statements of management’s expectations or estimates of results or other guidance. First Financial specifically caution investors not to apply such statements to other contexts.

As noted above, on December 20, 2011, First Financial’s Board approved an amendment to Article VIII of First Financial’s Bylaws to change its fiscal year-end from September 30th to December 31st of each year. The change was effective December 31, 2011 and, the current fiscal year began on January 1, 2012 and ended on December 31, 2012. As a result of the change in fiscal year end, there was a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. In this report, the period from January 1, 2012 to December 31, 2012 is referred to as the “2012 Calendar Year” and the three-month transition period from October 1, 2011 to December 31, 2011 as the “Transition Period.”

This Compensation Discussion and Analysis is intended to assist readers to understand First Financial’s compensation programs. This section presents and explains the philosophy underlying First Financial’s compensation strategy and fundamental elements of compensation paid to its chief executive officer (“CEO”), chief financial officer (“CFO”) and other individuals included in the Summary Compensation Table (collectively, the “Named Executive Officers”) for the 2012 Calendar Year. This Compensation Discussion and Analysis addresses the following:

•	Compensation philosophy and the objectives of the compensation programs;
•	What the compensation programs are designed to reward;
•	Process for determining executive officer compensation, including:
•	the role and responsibility of the Compensation/Benefits Committee;
•	the role of the CEO and other Named Executive Officers;
•	the role of compensation consultants;
•	benchmarking and other market analyses; and

•	Elements of compensation provided to the executive officers, including a discussion of;
•	the purpose of each element of compensation;
•	why First Financial elects to pay each element of compensation;
•	how First Financial determines the levels or payout opportunities for each element; and
•	decisions on final payments for each element and how these align with performance; and

•	Other compensation and benefit policies affecting the executive officers, including the impact of compensation plans on First Financial’s risks.

Compensation Philosophy and the Objective of the Compensation Programs

First Financial seeks a compensation foundation rubric that embraces best practices including, but not limited to, the following:

•	Since 2009, First Financial has had a payback policy to help address the risk to First Financial associated with incentive compensation. Pursuant to this policy, if payouts from any incentive plan are made based on inaccurate measurements of results, First Financial will attempt to recover the awards from the employee.
•	First Financial maintains a policy that prohibits our directors, Named Executive Officers and other key Executive Officers from hedging the economic interest in First Financial securities that they hold.
•	First Financial engages an independent compensation consultant that does not provide any services to management and that had no prior relationship with management prior to their engagement.
•	First Financial maintains a strong risk management program, which includes its Compensation/Benefits Committee’s significant oversight of the ongoing evaluation of the relationship between our compensation programs and risk.

In following such best practices, First Financial has designed a compensation program to accomplish the following objectives:

•	attract and retain highly qualified executive officers and management team members;
•	align the interests of the employees with First Financial’s strategic goals; and
•	motivate performance toward the achievement of short-term and long-term goals.

To meet these objectives, the Compensation/Benefits Committee, with final approval from the Board, has structured the compensation programs in the following manner:

•	an appropriate balance between base pay, short-term incentives, long-term incentives and benefits that provides total compensation within the range of the market median;
•	base compensation levels comparable and competitive within the range of the market median of a peer group;
•	annual incentive compensation that varies in a manner consistent with the achievement of individual performance objectives, where appropriate, and a broad set of corporate objectives related to the risk-adjusted financial results of First Financial;
•	long-term compensation (equity) based on the achievement of longer-term financial and strategic performance goals; and
•	executive benefits that are meaningful, competitive and comparable to those offered by similar organizations.
138

What The Compensation Programs Are Designed To Reward

In designing and administering executive compensation programs, the Board strives to maintain an appropriate balance across all of the various compensation elements, realizing that some objectives may from time-to-time come into conflict with others. In addition, external factors, such as the unanticipated downturn in the economy occurring during 2008 and economic insecurities continuing into 2012 or legislative changes impacting executive compensation programs, may impact the effectiveness of existing approaches to executive compensation. Such events require a careful reconsideration of existing approaches and, on an annual basis, the Compensation/Benefits Committee, with final approval from the Board, may make decisions and adjustments to future compensation programs to maintain the strategic objectives of executive compensation.

Key elements of compensation for the executive officers typically include base salary, 401(k) plan participation, profit sharing, annual cash incentive awards, equity-based awards and other fringe benefits. Our compensation program uses different components to reward different performance considerations. Base salary is provided to retain the executive and to reward the executive for basic job-related contributions and the application of his or her knowledge, experience and talent to the success of First Financial. Base salary is also a reflection of the executive’s external value in the job market and the internal value of the assigned roles and responsibilities to the success and ongoing viability of First Financial, as well as the Board’s assessment of the executive’s personal performance.

Annual incentives are provided to focus performance on key strategic short-term objectives defined and established on an annual basis emanating from First Financial’s strategic plan. These incentives are strongly linked to the success of achieving annual goals and provide the executive with cash and stock rewards commensurate with First Financial’s annual performance.

Long-term incentives reward executives for the longer-term success of First Financial. This equity-based compensation rewards executives for the long-term performance of First Financial and maintains the alignment between executive compensation levels and stockholder value. As the value of the stock held by shareholders increases, the value of the equity-based long-term incentives provided to each executive also increases.

Benefits provided to each executive officer are in line with First Financial’s broad based employee benefits which meet basic health and welfare needs. Perquisites for First Financial’s executives remain conservative as part of its plan to conserve capital.

Process for Determining Executive Officer Compensation

Role of the Compensation/Benefits Committee

The Compensation/Benefits Committee of the Board reviews First Financial’s compensation policies and benefit plans, grants equity compensation, reviews the performance of and recommends compensation for the CEO, and reviews the compensation for all members of executive management, including the Named Executive Officers. During the 2012 Calendar Year, the Compensation/Benefits Committee consisted of the following individuals: D. Kent Sharples, Paula Harper Bethea, Paul G. Campbell, Jr., Henry M. Swink, and Hugh L. Willcox, Jr. The members of the Compensation/Benefits Committee all qualify as independent, outside members of the Board in accordance with the requirements of The NASDAQ Stock Market, current SEC regulations, and Section 162(m) of the Internal Revenue Code of 1986.

The Compensation/Benefits Committee decides all compensation issues for the CEO and reviews the compensation of the other Named Executive Officers. The Compensation/Benefits Committee annually reviews the levels of compensation along with the performance results on goals and objectives relating to compensation for the Named Executive Officers. Based on this evaluation, the Compensation/Benefits Committee makes decisions related to executive compensation programs with final approval by the Board.

Additionally, the Compensation/Benefits Committee annually reviews the incentive plans and other equity-based plans. The Compensation/Benefits Committee reviews, adopts and submits to the Board any proposed arrangement or plan and any amendment to an existing arrangement or plan that provides or will provide benefits to the executive officers collectively or to an individual executive officer. The Compensation/Benefits Committee has sole authority to retain and terminate a compensation consultant or other advisor as it deems appropriate. A d etailed description of all of the Compensation/Benefits Committee’s duties and responsibilities may be found in its charter on First Financial’s website at: www.firstfinancialholdings.com.

Role of the Executive Officers

The CEO annually reviews the performance of the other Named Executive Officers, after which the CEO presents his conclusions to the Compensation/Benefits Committee. The CEO, CFO and other senior officers may also work with the Compensation/Benefits Committee to gather and compile data needed for benchmarking purposes or for other analysis conducted by the Compensation/Benefits Committee’s independent consultants and advisors. However, all decisions regarding compensation of Named Executive Officers are ultimately made by the Compensation/Benefits Committee.

139

Role of the Compensation Consultant

The Compensation/Benefits Committee periodically engages a compensation consultant to conduct a thorough review of the compensation for First Financial’s executive officers and to assist the Committee in making compensation decisions. In late 2010, the Compensation/Benefits Committee engaged Pearl Meyer & Partners LLC (“PM&P”) to evaluate the competitiveness of the compensation paid to First Financial’s executive officers and make recommendations for managing executive compensation in the 2011 fiscal year. For benchmarking purposes, PM&P created a peer group of 21 banks located in the Southeast and Mid-Atlantic United States with total assets of between $2.5 billion and $8 billion. Based on its review, PM&P evaluated the competitiveness of pay for First Financial’s executive officers and made recommendations for managing executive compensation in the 2011 fiscal year.

The Compensation/Benefits Committee also engaged PM&P during the 2011 fiscal year and the 2012 Calendar Year to perform certain compensation services, including conducting a risk assessment on six non-executive incentive plans, advising on outside director compensation, reviewing First Financial’s 2012 management incentive plan and 2013 Equity Incentive Plan as well as other non-compensation services, including advising the Compensation/Benefits Committee on its roles and responsibilities, corporate governance, and current compensation trends and reviewing the Compensation/Benefits Committee’s charter. PM&P did not conduct a benchmarking and peer review similar to 2010 or make recommendations for managing executive compensation in the 2012 Calendar Year. PM&P reported directly to the Compensation/Benefits Committee on all work conducted, and all services were only provided at the direction of the Compensation/Benefits Committee.

Assessment of Compensation Consultant Conflicts

In accordance with the rules and regulation of the SEC, including Item 407(e)(3)(iv) of Regulation S-K, First Financial and the Compensation/Benefits Committee recently conducted an assessment to determine whether the role of PM&P raises any conflict of interest. First Financial and the Compensation/Benefits Committee determined that no conflicts of interest exist.

Elements of Compensation

Total direct compensation includes cash, in the form of base salary and annual incentives, and long-term equity incentives. The Compensation/Benefits Committee evaluates the mix between these elements based on the pay practices of comparable companies. The Compensation/Benefits Committee strives to be fully informed in its determination of the appropriate compensation mix and award levels for the Named Executive Officers, including consideration of publicly available information and the retention of compensation consultants when deemed appropriate. With respect to the Named Executive Officers, the elements of compensation available to compensate the executive officers include the following:

•	base salary;
•	annual incentives;
•	long-term equity awards;
•	401(k);
•	profit sharing;
•	health and insurance benefits; and
•	perquisites.

The following is a discussion of each element of compensation listed above, including the purpose of each element of compensation, why First Financial elects to pay or not to pay each element of compensation, how each element of compensation was determined by the Compensation/Benefits Committee and how each element and decisions regarding the payment of each element relates to its goals.

Base Salary

First Financial’s philosophy is to pay a base salary that is competitive with the salaries paid by comparable organizations based on each employee’s experience, duties and scope of responsibility. Generally, First Financial has chosen to position cash compensation at market median levels in order to remain competitive in attracting and retaining executive talent. First Financial does not benchmark the compensation of its named executive officers to comparable organizations, and the Compensation/Benefits Committee uses its understanding of comparable companies’ compensation only as a starting point for its decision-making.

Base salary levels are also used to determine the target amount of incentive awards and for computing 401(k) and profit sharing contributions.

The Compensation/Benefits Committee took the following factors into account when setting base salaries for First Financial’s executive officers:

•	progress in meeting return on equity and other financial goals in 2012;
•	the performance of First Financial’s common stock;
•	mergers and acquisitions generally;
•	an assessment of individual performance;
140

•	public representation of First Financial by virtue of community and industry stature; and
•	the Consumer Price Index that would otherwise be applicable for the year of evaluation.

In the following table summarizes the changes in base compensation during the 2012 Calendar Year.

			Amount of Increase Attributable to:
Named Executive Officer	2011 Base Salary ($)	Percentage Increase	Market Adjustment ($)	Promotion Increase ($)	2012 Base Salary ($)
R. Wayne Hall	325,000	23%	75,000	—	400,000
Blaise B. Bettendorf	231,750	4%	8,250	—	240,000
J. Dale Hall	247,200	21%	52,800	—	300,000
Richard A. Arthur	242,050	5%	12,950		255,000
Joseph W. Amy	231,750	4%	8,250	—	240,000

Totals for All Named Executive Officers	1,277,750	11%	157,250	—	1,435,000

The Compensation/Benefits Committee increased base compensation during the 2012 Calendar Year to reward the executives for, among other things, improving operating results, successfully acquiring substantially all of the assets of a failed bank from the FDIC, and exiting the Treasury’s CPP program.

Annual Incentive Awards

In addition to base salary, we may provide Named Executive Officers the opportunity to earn annual incentives for the achievement of short-term performance objectives during the year. Annual incentive awards are determined at the end of the fiscal year based on audited financial results as well as each individual’s contribution to that performance.

In September 1996, the Board approved the Management Performance Incentive Compensation Plan (the “MPICP”). The purpose of the MPICP is to share the rewards of excellent performance with those executives who provide knowledge and direction to First Financial and First Federal and work to accomplish results that are above expectations. Company-wide and individual standards of measurement are developed annually and approved by the Board.

First Financial’s Named Executive Officers did not receive annual incentive awards for the 2012 Calendar Year or the Transition Period. Payments awarded under the MPICP were suspended for the 2012 Calendar Year as a result of its efforts to conserve capital in the current economic environment and, therefore, no specific performance targets were approved in the 2012 Calendar Year. Further, First Financial’s participation in the CPP program prohibited the accrual or payment of annual incentives, retention awards or other incentive compensation to its five most highly compensated executive officers during the period in which the Treasury held shares of First Financial’s Series A Preferred Stock. Therefore, the Named Executive Officers were not eligible for annual incentive awards until March 29, 2012 when the Treasury completed the sale of its 65,000 shares of the Series A Preferred Stock investment in First Financial.

Corporate goals usually include return on equity, other profitability goals such as return on average assets, net interest margin, revenue growth, efficiency ratio, problem asset ratio, client satisfaction scores and volume goals, such as loan production volumes, new accounts and household growth. Typically, the executive officers have a high percentage of their goals related to corporate goals while other senior officers may have a mix such as 50% corporate and 50% individual. The CEO’s annual incentive award is the average (individual percentages earned totaled and divided by the number of team members who earned their incentives) of all goals achieved by all members of the management team.

In order for any incentives to be earned under this plan, First Financial and First Federal must meet the goals as identified in their strategic business plans. If the minimum return on equity is not achieved, no performance incentive is awarded to senior vice presidents, executive vice presidents or the CEO under the plan. If the minimum return on equity is achieved, there is a maximum payout of 65% of base pay. A matrix is utilized to determine whether the award will be 25%, 50%, 75% or 100% of the maximum payout of 65% of base pay.

141

Long-term Equity Incentive Compensation

The equity-based component of First Financial’s executive compensation program aligns the executives’ interests with those of First Financial’s stockholders while providing an opportunity for the executives to increase their ownership in First Financial. In 2008, First Financial adopted its 2007 Equity Incentive Plan, which provides the Compensation/Benefits Committee with the ability to issue stock options and shares of restricted stock. First Financial’s CPP participation prohibited First Financial from paying or accruing stock options during the period in which the Treasury held shares of the Series A Preferred Stock, but permitted the issuance of restricted stock. Nonetheless, the Compensation/Benefits Committee determined not to make any grants of long-term equity awards in the 2012 Calendar Year.

401(k) Savings Plan

First Financial offers a tax-qualified retirement savings plan in which all employees who have completed 30 days of service are eligible to participate. There are two types of salary deferrals - regular 401(k) deferrals and Roth 401(k) deferrals. Those who participate in the regular 401(k) can contribute up to 100% of their annual salary on a pre-tax basis, subject to limits prescribed by the Internal Revenue Code. Those who participate in the Roth 401(k) must pay current income tax on the deferral contribution.

All employee contributions and matching contributions are fully vested upon contribution. Plan participants are able to direct the investment of all contributions made by First Financial, as well as their own contributions, from among the investment funds made available under the plan. The investment funds available are a number of mutual funds, including targeted retirement date funds and First Financial common stock.

Until January 2009, First Financial made a matching contribution equal to the sum of 100% of the amount of salary reductions, including any catch-up contributions and/or any Roth elective deferrals that are not in excess of 3% of compensation, plus 50% of the amount of salary reductions that exceed 3% of compensation but not in excess of 5% of compensation. First Financial announced in January 2009 that its 401(k) savings plan contributions would be discontinued for the foreseeable future in order to conserve capital.

Profit Sharing Contributions

The discretionary profit sharing contribution under First Financial’s Profit Sharing Plan is “allocated” or divided among participants eligible to share in the contribution for the plan year. An individual’s share of the contribution will depend upon how much compensation is received during the year and the compensation received by other eligible participants. The allocation of the discretionary profit sharing contribution is determined by the following formula:

Employer’s Discretionary Contribution	X	Individual’s Compensation
Total Compensation of All Participants Eligible to Share

The percentage contributed to the profit sharing plan is at the discretion of the Board. In January 2009, First Financial announced that profit sharing contributions would be discontinued for the foreseeable future in order to conserve capital.

Perquisites and Executive Benefits

First Financial’s Named Executive Officers receive health and welfare benefits, such as group medical, group dental, group life and long-term disability coverage, under plans generally available to all other full-time employees of First Financial and First Federal. They also receive personal time off and discounted loan rates under programs generally available to full-time employees. Perquisites and other benefits represent a small part of our overall compensation package and are offered only after consideration of business need. The Named Executive Officers are provided with the use of a First Financial automobile, largely for business purposes. The Named Executive Officers are also provided with relocation expenses when relocating as a result of employment with First Financial. Total costs of this perquisite and other executive benefits for the Named Executive Officers for the 2012 Calendar Year are included in the “All Other Compensation” column in the Summary Compensation Table.

Effect of 2012 Stockholder Advisory Vote to Approve Compensation of Named Executive Officers

The SEC rules adopted under the Dodd-Frank Act require First Financial to give shareholders the opportunity to vote to approve, on a non-binding, advisory basis, the compensation of the Named Executive Officers as disclosed in this report in accordance with the compensation disclosure rules of the SEC. At the 2012 Annual Meeting of Shareholders, First Financial held an advisory vote on executive officer compensation and over 95% of votes cast were for approval of executive officer compensation. First Financial has considered and appreciate this strong supporting vote by the shareholders.

Summary Compensation Table

The following table summarizes for the 2012 Calendar Year, the Transition Period, and the fiscal years ended September 30, 2011 and September 30, 2010, the current and long-term compensation for the CEO, the CFO and First Financial’s three most

142

highly compensated executive officers other than the CEO and CFO at the end of the 2012 Calendar Year. Each component of compensation is discussed in further detail in the footnotes following the table.

Name and Principal Position	Period	Salary ($)	Bonus ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[7]		Total ($)

R. Wayne Hall	December 31, 2012	395,769	20,000	[3]	—	—	—	18,650		434,419
President and Chief Executive Officer	October 1, 2011 to December 31, 2011	81,250	—		—	—	—	4,223		85,473
	September 30, 2011	316,350	—		—	—	—	14,543		330,893
	September 30, 2010	287,416	—		—	—	—	6,484		293,900

Blaise B. Bettendorf[1]	December 31, 2012	240,288	20,000	[3]	—	—	—	16,232		276,520
Executive Vice President and Chief Financial Officer	October 1, 2011 to December 31, 2011	57,938	—		—	—	—	3,906		61,844
	September 30, 2011	230,928	—		—	—	—	13,320		244,248
	September 30, 2010	152,628	—		—	—	—	4,058		156,686

J. Dale Hall	December 31, 2012	297,092	20,000	[3]	—	—	—	17,112		334,204
Executive Vice President and Chief Banking Officer	October 1, 2011 to December 31, 2011	61,800	—		—	—	—	3,878		65,678
of First Federal	September 30, 2011	246,323	—		—	—	—	18,628		264,951
	September 30, 2010	264,256	—		—	—	—	8,047		272,303

Richard A. Arthur[2]	December 31, 2012	254,985	20,000	[3]	—	—	—	16,500		291,485
Executive Vice President of Retail Banking of	October 1, 2011 to December 31, 2011	60,513	—		—	—	—	3,427		63,939
First Federal	September 30, 2011	241,191	—		—	—	—	47,166	[5]	288,357
	September 30, 2010	176,494	98,571	[4]	—	—	—	1,762		276,827

Joseph W. Amy	December 31, 2012	240,288	20,000	[3]	—	—	—	11,022		271,310
Executive Vice President and Chief Credit Officer	October 1, 2011 to December 31, 2011	57,937	—		—	—	—	3,349		61,286
	September 30, 2011	231,750	—		—	—	—	18,847		250,597
	September 30, 2010	225,000	—		—	—	—	37,826	[6]	262,826
143

(1)	Ms. Bettendorf was employed on January 25, 2010.
(2)	Mr. Arthur was employed on January 19, 2010.
(3)	Consists of a $20,000 discretionary cash bonus paid to the executive on January 24, 2013 based on performance from March 30, 2012 through December 31, 2012.
(4)	Consists of $58,000 paid to offset a bonus forfeited from his former employer, and $40,571 to aid in the sale of his Charlotte, NC home.
(5)	Consists of $10,138 auto provision, $25,434 in relocation expenses, $10,117 in tax gross up on relocation expenses, and $1,476 in life insurance.
(6)	Consists of $11,324 auto provision, $24,865 in relocation expenses, $5,465 in miscellaneous expenses, and $1,637 in life insurance.
(7)	Details on the amounts reported for “All Other Compensation” in 2011 are set forth in the following supplementary table:

Details on All Other Compensation Reported in the Summary Compensation Table for the Transition Period October 1, 2011 thru December 31, 2011, and for the 2012 Calendar Year

Named Executive Officer		Auto Provision(a) ($)	Life Insurance(b) ($)	Total ($)
R. Wayne Hall	2012	15,735	2,915	18,650
	Transition	3,826	396	4,222
Blaise B. Bettendorf	2012	14,942	1,290	16,232
	Transition	3,816	90	3,906
J. Dale Hall	2012	14,217	2,895	17,112
	Transition	3,482	396	3,878
Richard A. Arthur	2012	15,453	1,047	16,500
	Transition	3,373	54	3,427
Joseph W. Amy	2012	8,139	2,783	10,922
	Transition	2,953	396	3,349

(a)	The auto provision amounts represent: (i) the annual and the transition periods depreciated amount of the automobile plus maintenance during the respective periods, and does not represent the taxable income to each Named Executive Officer.
(b)	The life insurance amounts represent premiums paid on behalf of the Named Executive Officers and does not represent the taxable income to each named executive officer.
144

Outstanding Equity Awards at Fiscal Year-End

The Outstanding Equity Awards at Fiscal Year-End Table below reflects each Named Executive Officer’s equity award holdings at December 31, 2012 on an individual award basis.

	Options Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

R. Wayne Hall	1,500	—	25.94	1/1/2013	—	—	—	—
	2,000	1,000	19.54	12/18/2013
Total	3,500	1,000

Blaise B. Bettendorf	none

J. Dale Hall	none

Richard A. Arthur	none

Joseph W. Amy	none

Option Exercises and Stock Vested

No stock options were exercised by the Named Executive Officers during the 2012 Calendar Year.

Pension Benefits

First Financial does not provide pension benefits to the Named Executive Officers.

Nonqualified Deferred Compensation

First Financial does not provide nonqualified deferred compensation to its Named Executive Officers.

Terms of the Change in Control Severance Agreements

Mr. R. Wayne Hall, Ms. Bettendorf, Mr. J. Dale Hall, Mr. Arthur and Mr. Amy have entered into change in control severance agreements with First Financial which provide that if any of these executives is terminated without cause or resigns for good reason within two years following a change in control (or prior to such change in control if such termination was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a change in control and who effectuates a change in control) (as each of those terms are provided below), the executive will be entitled to the following benefits:

•	A lump-sum payment equal to a pro-rata target annual bonus for the year in which the termination occurs;
•	A cash amount equal to 2.99 times the sum of the executive’s annual base salary and the average of the annual bonuses paid or payable to the executive for the fiscal years ending before the date of termination, payable in approximately equal installments in accordance with First Financial’s regular payroll practices (but not a part of the employee payroll) over the 12-month period commencing on the date of termination for Messrs. R. Wayne Hall and J. Dale Hall and in a lump sum for Ms. Bettendorf, Mr. Arthur and Mr. Amy; and
•	For a period of three years, continued welfare benefits on a basis that is at least favorable as was available immediately prior to the date of termination; provided, if such continued benefits cannot be provided because of tax law or other legal requirements, First Financial will pay the executive an amount equal to the executive’s cost of procuring such welfare benefits on an after-tax basis.
145

Under the change in control severance agreements, First Financial has the right to reduce any such payments as necessary under the Internal Revenue Code to avoid the imposition of excise taxes on the executive unless the executive would receive a larger net after-tax benefit if no reduction occurred, in which case the executive will receive the full amount of payments and benefits and be responsible for any resulting excise tax.

Under the terms of the change in control severance agreements, each executive has the right to terminate his or her employment for “good reason” if he or she determines that, within two years after a “change in control,” there has been either a material diminution in (i) his or her base compensation; (ii) his or her authority, duties or responsibilities; (iii) his or her reporting responsibilities, titles or offices; or (iv) his or her material employee benefit plans; or (i) a material change in geographic location at which he or she must be based or (ii) a material breach of the agreement by First Financial.

A “change in control” generally means (i) any person becoming a beneficial owner of at least 25% or more of First Financial’s voting stock, subject to certain exceptions; (ii) the then-current composition of the Board changing such that a majority of the Board would be made up of new directors, subject to certain exceptions; (iii) consummation of a merger or other similar transaction, subject to certain further provisions and rules; (iv) stockholders approving a plan of complete liquidation or dissolution; or (v) consummation of a sale (or a series of sales) of all or substantially all of the assets of First Financial to an unaffiliated party.

“Cause” is defined to include intentional failure to perform stated duties; conviction of a felony or any crime involving fraud, dishonesty or moral turpitude; intentional act of theft, fraud, misappropriation or malfeasance; or disqualification or bar by any regulatory authority from carrying out the duties and responsibilities of the office.

Potential Payments Upon Termination Following a Change in Control

First Financial’s change in control severance agreements are double trigger agreements such that if Messrs. R. Wayne Hall, J. Dale Hall, Arthur, Amy and Ms. Bettendorf were terminated without cause absent a change in control, then none of the executives would be entitled to any severance payments under the change in control severance agreements. The following table discloses severance payments and other benefits payable in the event of a termination without cause following a change in control as defined in each executive’s change in control severance agreement as of December 31, 2012.

Executive Officer	Termination Without Cause Following Change in Control ($)[1]
R. Wayne Hall	1,221,605
Blaise B. Bettendorf	743,205
J. Dale Hall	922,605
Richard A. Arthur	788,055
Joseph W. Amy	743,205
1	These estimated benefits shall be reduced, to the extent necessary, to cause the aggregate present value of all payments in the nature of compensation to the executive not to exceed 2.99 times the “base amount,” as defined in section 280G of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

The Board of First Financial has a Compensation/Benefits Committee composed of Dr. Sharples, Mrs. Bethea, Mr. Johnson, Dr. Shelley and Mr. Willcox. No member of the Compensation/Benefits Committee was an officer or employee of First Financial or any of its subsidiaries during the 2012 Calendar Year, was formerly an officer or employee of First Financial or any of its subsidiaries, or had any relationship otherwise requiring disclosure.

Director Compensation

On December 20, 2011, First Financial’s Board approved an amendment to Article VIII of First Financial’s Bylaws to change its fiscal year-end from September 30th to December 31st of each year. The change was effective December 31, 2011 and, the current fiscal year began on January 1, 2012 and ended on December 31, 2012. As a result of its change in fiscal year end, there was a three-month transition period which began on October 1, 2011 and ended on December 31, 2011. In this report, the period from January 1, 2012 to December 31, 2012 is referred to as the “2012 Calendar Year” and the three-month period from October 1, 2011 to December 31, 2011 as the “Transition Period.” As a result of the change in First Financial’s fiscal year end, the following tables set forth information regarding the compensation earned by or awarded to each director who served on the Board during the 2012 Calendar Year and during the Transition Period, with the exception of R. Wayne Hall. The compensation of Mr. Hall is reflected below under “Executive Compensation.”

146

2012 Calendar Year

Name	Fees Earned or Paid in Cash ($)[1]	All Other Compensation ($)[2]	Total ($)
Paula Harper Bethea	31,931	1,950	33,881
Paul G. Campbell, Jr.	29,969	—	29,969
Ronnie M. Givens	31,937	—	31,937
Thomas J. Johnson	29,392	—	29,392
James L. Rowe	24,725	1,950	26,675
Richard W. Salmons, Jr.	26,275	—	26,275
D. Kent Sharples	30,475	1,650	32,125
B. Ed Shelley, Jr.	27,425	1,950	29,375
Henry M. Swink	27,924	1,800	29,724
Hugh L. Willcox, Jr.	25,803	1,950	27,753

Transition Period

Name	Fees Earned or Paid in Cash ($)[1]	All Other Compensation ($)[2]	Total ($)
Paula Harper Bethea	8,075	600	8,675
Paul G. Campbell, Jr.	7,475	—	7,475
Ronnie M. Givens	7,825	—	7,825
Thomas J. Johnson	7,275	—	7,275
James L. Rowe	5,625	450	6,075
Richard W. Salmons, Jr.	5,725	—	5,725
D. Kent Sharples	7,902	300	8,202
B. Ed Shelley, Jr.	6,565	450	7,015
Henry M. Swink	7,075	600	7,675
Hugh L. Willcox, Jr.	6,908	450	7,358
1	Please see the description of directors’ fees below.
2	Consists of payments to travel to Board of Director meetings.

Non-employee members of First Financial’s Board who also serve on First Federal’s Board receive monthly fees of $1,900, except the Chairman and Vice Chairman of the Board, who receive monthly fees of $2,400 and $2,150, respectively. Non-employee members who serve on the Board of either First Financial or First Federal receive monthly fees of $1,667. First Financial’s Audit Committee members each receive an additional annual fee of $2,000 and the Audit Committee Chairman receives an additional annual fee of $6,000. Directors also receive $1,250 per day for attending all day joint meetings (with First Financial’s management) for strategic planning purposes. These meetings are generally scheduled to occur twice each year. The Chairman of First Financial’s Compensation/Benefits Committee receives an annual fee of $3,000 and members of this Committee receive an annual fee of $1,000. Non-employee directors who serve on First Financial’s non-banking subsidiary boards were paid $200 to $500 on a quarterly basis. Each director is also entitled to reimbursement for his or her reasonable out-of-pocket expenses incurred in connection with travel to and from, and attendance at, meetings of the Board or its committees and related activities, including director education courses and materials.

In fiscal 2008, First Financial adopted the 2007 Equity Incentive Plan. No equity incentive awards or options were granted to directors during the 2012 Calendar Year or the Transition Period. Directors were eligible to defer their cash payments in the 2012 Calendar Year and the Transition Period; however, no First Financial Director elected to do so.

The 2005 Performance Equity Plan for Non-Employee Directors was approved by shareholders at the 2005 annual shareholder meeting. Under this plan, the Boards of First Financial and First Federal specified performance targets for First Financial and First Federal, as appropriate, and the percentage of total Board fees eligible for conversion to shares of First Financial common stock upon the attainment of the performance targets. Performance targets (return on equity) for fiscal years 2010 and 2011 were not achieved and thus no shares were distributed to directors in the Transition Period or the 2012 Calendar Year under this plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information as of December 31, 2012, with respect to compensation plans under which shares of First Financial’s common stock may be issued.

147

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans[1]
Equity compensation plans approved by security holders	259,189	$22.30	754,104
Equity compensation plans not approved by security holders	—	—	—
Total	259,189	$22.30	754,104

[1]	Of these remaining shares, 225,000 are available for restricted stock awards.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the persons known to First Financial to be the beneficial owners of more than 5% of First Financial’s outstanding common stock as of February 25, 2013.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
Wellington Management Co. LLP 280 Congress Street Boston, Massachusetts 02210	(1) 1,509,182	(2) 9.13

Dimensional Fund Advisors	(1) 848,373	(2) 5.13

(1)	Based on information contained in a Form 13F filed with the SEC for December 31, 2012.
(2)	The percentage of total beneficial ownership are based on shares of common stock outstanding on February 25, 2013.

The following table shows how much common stock of First Financial is owned by the directors and the Named Executive Officers, and all directors and executive officers as a group, as of February 25, 2013. The mailing address for each beneficial owner is care of First Financial Holdings, Inc., 2440 Mall Drive, Charleston South Carolina, 29406.

Name	Common Stock (1)	Options Exercisable Within 60 Days (2)	Total	Percent of Shares Outstanding (3)
Directors
Paula Harper Bethea	24,809	500	25,309	0.15%
Paul G. Campbell, Jr.	22,048	6,624	28,672	0.17%
Ronnie M. Givens	25,474	2,717	28,191	0.17%
R. Wayne Hall	17,319	3,000	20,319	0.12%
Thomas J. Johnson	43,248	500	43,748	0.26%
Susan R. Leadem	65,000	—	65,000	0.39%
James L. Rowe	16,384	7,385	23,769	0.14%
Richard W. Salmons, Jr.	2,775	2,176	4,951	0.03%
D. Kent Sharples	35,962	4,186	40,148	0.24%
B. Ed Shelley, Jr.	14,207	4,189	18,396	0.11%
Henry M. Swink	26,685	5,060	31,745	0.19%
Hugh L. Willcox, Jr.	18,849	5,245	24,094	0.14%

Named Executive Officers Who Are Not Also Directors
Blaise B. Bettendorf	2,630	—	2,630	0.02%
J. Dale Hall	2,017	—	2,017	0.01%
Richard A. Arthur	—	—	—	—
Joseph W. Amy	1,387	—	1,387	0.01%

All Directors and Executive Officers as a group (16 persons)	318,794	41,582	360,376	2.15%
(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
148

(2)	Includes shares that may be acquired within the next 60 days as of February 25, 2013 by exercising vested stock options but does not include any unvested stock options.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The percentages of total beneficial ownership are based on 16,526,752 shares of common stock outstanding on February 25, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Persons Transactions

In granting loans to officers and directors, First Federal has followed a policy that fully complies with all applicable federal regulations. Loans and extensions of credit to directors, executive officers and related persons are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. All loan approvals and review procedures are governed by written policies.

Business loans to directors, executive officers and their related persons are not made with preferential rates or terms. Personal loans, including residential mortgage loans, to those individuals may be made with favorable rates under applicable federal law, so long as those rates are the same as those available to all non-officer employees of First Financial. In accordance with the policy, these favorable rates return to market rates and terms in effect at the time of origination when the director or executive officer ceases to be affiliated with First Financial.

As required by the rules of the NASDAQ Stock Market, First Financial conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions must be approved by First Financial’s Corporate Governance/Nominating Committee. First Financial annually requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions and uses this information to make a formal determination regarding each director’s independence under the NASDAQ Stock Market listing standards and applicable SEC rules. The Corporate Governance/Nominating Committee annually reviews all transactions and relationships disclosed in the director and officer questionnaires.

The following table reflects loans to directors and executive officers who, during the 2012 Calendar Year, had aggregate indebtedness to First Federal that exceeded $120,000 at below market rates.

Name	Type of Loan [1,2]	Interest Paid in Fiscal 2012 ($)	Loan Rate at 12/31/12	Rate Discount[2]	Largest Principal Balance in Fiscal 2012 ($)	Principal Balance at 12/31/12 ($)
Executive Officers:
R. Wayne Hall	First Mortgage	602	[3]	1.75%	353,528	$—	[3]
	Consumer Real Estate - Second Mortgage	173	[3]	1.50%	92,638	$—	[3]
Blaise B. Bettendorf	First Mortgage	6,180	1.250%	1.75%	501,063	486,437
Joseph W. Amy	First Mortgage	5,287	1.125%	1.75%	629,627	617,819
Richard A. Arthur	First Mortgage	5,873	1.250%	1.75%	445,951	433,612
Susan A. Bagwell	First Mortgage	2,112	1.250%	1.75%	188,700	182,922
John N. Golding	First Mortgage	8,339	1.250%	1.75%	676,138	656,468
Kellee S. McGahey	First Mortgage	5,684	1.250%	1.75%	445,713	432,632
Timothy B. Sease	First Mortgage	3,993	1.250%	1.75%	323,896	314,070
Daniel S. Vroon	First Mortgage	10,145	1.250%	1.75%	823,024	798,055
Mark R. Adelson	First Mortgage	3,167	1.250%	1.75%	248,606	240,972
Directors:
Paul G. Campbell, Jr.	First Mortgage	4,892	1.250%	1.75%	433,139	419,850
Ronnie M. Givens	First Mortgage	6,328	1.250%	1.75%	492,113	478,292
James L. Rowe	First Mortgage	12,116	1.250%	1.75%	935,175	907,935
D. Kent Sharples	First Mortgage	13,563	1.250%	1.75%	1,100,351	1,066,849
B. Ed Shelley, Jr.	First Mortgage	8,639	1.125%	1.75%	1,522,500	1,501,105
	First Mortgage [4]	3,423	[4]	1.75%	379,004	$—	[4]
Hugh L. Willcox, Jr.	First Mortgage	2,427	1.125%	1.75%	212,183	202,796
149

[1]	Origination and underwriting fees are waived on all first mortgage loans made under the employee loan program.
[2]	First Mortgages: Preferential rates are 1% over the one year constant treasury compared with customers’ rates which are generally 2.75% over the same index. Preferential rates for Consumer Real Estate loans (first or second mortgage) are 1.50% over the one year constant treasury compared with the customers’ rates which are generally 3% over the same index.
[3]	Refinanced 2/7/12 to market rate 1st mortgage loan and market rate Equity Access Line. First Mortgage interest rate prior to refinance was 1.375% and Consumer Real Estate Second Mortgage interest rate was 1.625%.
[4]	First mortgage loan secured by former primary residence paid off 6/15/12. The interest rate at the time the loan paid off was 2.00%.

First Federal purchases automobiles through the Ford Motor Company Fleet Program. This program allows automobiles to be purchased at current fleet prices or prevailing market prices, whichever is lower. Mr. Johnson, one of First Federal’s directors, owns several car dealerships and some automobiles are purchased from his dealerships. During the 2012 Calendar Year, the total payments made to Mr. Johnson’s dealerships were $114,562. Several times during the year, First Federal compares market pricing among Ford dealerships to ensure it is receiving the best possible prices.

Director Independence

First Financial is focused on its corporate governance practices and value independent Board oversight as an essential component of strong corporate performance to enhance stockholder value. First Financial’s commitment to independent oversight is demonstrated by the fact that all of the directors, except R. Wayne Hall, our CEO, and James L. Rowe, who was President of First Southeast Insurance Services, Inc., a former wholly-owned subsidiary of First Financial that was sold in June 2011, are independent under the listing requirements of the NASDAQ Stock Market. In addition, all current members of the Board’ Audit, Compensation/Benefits, and Corporate Governance/Nominating Committees are independent under the listing requirements of the NASDAQ Stock Market. In determining the independence of its directors, the Board considered transactions, relationships and arrangements between First Financial and its directors, including those not otherwise required to be disclosed in this report under the heading “Related Persons Transactions,” and including loans or lines of credit that First Federal has directly or indirectly made to each of its directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed during the fiscal year for professional audit services rendered by Grant Thornton LLP for the 2012 Calendar Year and the 2011 fiscal year.

	2012	2011
Audit fees(1)	$553,201	$442,848
Audit related fees (2)	68,145	—
Tax fees(3)	—	—
All other fees(4)	96,410	6,000
Total fees billed	717,756	448,848
(1)	Audit fees including expenses consisting of the following:
Audit of the consolidated financial statements, quarterly reviews, and audit of internal control over financial reporting. 2012 audit fees also include audit fees related to the transition period from October 1, 2011 through December 31, 2011 of $70,304.
(2)	Audit related fees include the Audit of Statement of Assets Acquired and Liabilities Assumed – Acquisition of Plantation Federal Bank.
(3)	In fiscal 2011, tax services were provided by Porter Keadle Moore LLP and not the principal accountant.
(4)	Fees associated with accounting assistance provided for the Form S-3 Registration Statement filed on December 20, 2010 and procedures related to the US Treasury’s Series A Preferred Stock public auction in 2012.

The Audit Committee pre-approves all auditing services and non-auditing services provided to First Financial by its independent registered public accounting firm, including fees and terms. Pre-approval is typically granted by the full Audit Committee. In considering non-audit services, the Audit Committee will consider various factors including, but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm. The Audit Committee pre-approved all of the engagements for the audit of First Financial, audit related engagements, tax engagements and other permitted non-audit services of Grant Thornton LLP paid during fiscal 2012 and fiscal 2011.

150

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Assumption Agreement, dated April 10, 2009, in connection with the assumption of deposits and purchase of certain assets of Cape Fear Bank (incorporated by reference to First Financial’s Form 8-K filed on April 16 2009).

2.2	Purchase and Assumption Agreement, dated April 27, 2012, by and among the Federal Deposit Insurance Corporation, receiver of Plantation Federal Bank, Pawleys Island, South Carolina, First Federal Bank and the Federal Depsit Insurance Corporation acting in its corporate capacity (incorporated by reference to First Financial’s Form 10-Q for March 31, 2012).

2.3	Agreement and Plan of Merger, dated as of February 19, 2013, by and between SCBT Financial Corporation and First Financial’s Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on February 22, 2012).

3.1	First Financial’s Certificate of Incorporation, as amended (incorporated by reference to First Financial’s Form 8-K filed on April 26, 2010, Form 10-Q for December 31, 1993 and Form 10-Q for December 31, 1997, and Form 10-Q for December 31, 2010).

3.2	Certificate of Designation relating to First Financial’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

3.3	First Financial’s Amended and Restated Bylaws (incorporated by reference to First Financial’s Form 8-K filed on March 23, 2012).

4.1	Warrant to purchase shares of First Financial’s common stock, dated December 5, 2008 (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 5, 2008 between First Financial and the United States Department of the Treasury (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

10.1	Form of Change in Control between First Financial and R. Wayne Hall, Blaise B. Bettendorf, and C. Alec Elmore (incorporated by reference to First Financial’s Form 8-K filed on October 15, 2010).

10.2	Separation Agreement and General Release Between First Financial Holdings, Inc., First Federal Savings and Loan Association of Charleston and A. Thomas Hood (incorporated by reference to First Financial’s Form 8-K filed on March 1, 2011).

10.3	Stock Purchase Agreement dated as of May 26, 2011 by and between Hub International Midwest Limited and First Financial Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on May 27, 2011).

10.4	Purchase and Assumption Agreement dated as of June 22, 2011 by and between Liberty Savings Bank FSB and First Federal Savings and Loan Association of Charleston (incorporated by reference to First Financial’s Form 8-K filed on June 22, 2011).

10.5	Definitive Agreement dated as of September 30, 2011 by and between Burns W Wilcox, Ltd. and First Financial Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on October 3, 2011).

10.11	1997 Stock Option and Incentive Plan (incorporated by reference to First Financial’s Proxy Statement dated December 23, 1997 for the Annual Meeting of Shareholders’ held on January 28, 1998).

10.16	2001 Stock Option Plan (incorporated by reference to First Financial’s Proxy Statement dated December 22, 2000 for the Annual Meeting of Shareholders’ held on January 31, 2001).

10.17	2004 Outside Directors Stock Options-For-Fees Plan (incorporated by reference to First Financial’s Proxy Statement dated December 18, 2003 for the Annual Meeting of Shareholders’ held on January 29, 2004).

10.18	2004 Employee Stock Purchase Plan (incorporated by reference to First Financial’s Proxy Statement dated December 18, 2003 for the Annual Meeting of Shareholders’ held on January 29, 2004).

10.19	2005 Stock Option Plan (incorporated by reference to First Financial’s Proxy Statement dated December 14, 2004 for the Annual Meeting of Shareholders’ held on January 27, 2005).

151

EXHIBIT INDEX

Exhibit Number	Description

10.20	2005 Performance Equity Plan for Non-Employee Directors (incorporated by reference to First Financial’s Proxy Statement dated December 14, 2004 for the Annual Meeting of Shareholders’ held on January 27, 2005).

10.22	2007 Equity Incentive Plan (incorporated by reference to First Financial’s Proxy Statement dated December 16, 2006 for the Annual Meeting of Shareholders’ held on January 25, 2007).

10.23	First Financial’s 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.24	First Financial’s 2007 Equity Incentive Plan Form of Incentive Stock Option Agreement for Performance (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.25	First Financial’s 2007 Equity Incentive Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.26	First Financial’s 2007 Equity Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to First Financial’s Form 8-K filed on May 31, 2007).

10.27	Form of Compensation Modification Agreement (incorporated by reference to First Financial’s Form 8-K filed on December 5, 2008).

10.28	Performance Incentive Compensation Plan (incorporated by reference to First Financial’s Form 10-Q for March 31, 2010).

21	Subsidiaries of First Financial Holdings, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-149a) Certificate of Chief Financial Officer

32	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15

101*	The following material from First Financial’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): 1) Consolidated Balance Sheets, 2) Consolidated Statements of Operations, 3) Consolidated Statements of Changes in Shareholders’ Equity, 4) Consolidated Statements of Cash Flows, and 5) Notes to Consolidated Financial Statements.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
152

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: March 18, 2013	/s/ R. Wayne Hall
R. Wayne Hall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Financial Holdings, Inc. and in the capabilities and on the dates indicated.

/s/ R. Wayne Hall	/s/ Blaise B. Bettendorf
R. Wayne Hall	Blaise B. Bettendorf
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
March 18, 2013	March 18, 2013

/s/ Paula Harper Bethea	/s/ Paul G. Campbell
Paula Harper Bethea	Paul G. Campbell
Director	Director
March 18, 2013	March 18, 2013

/s/ Ronnie M. Givens	/s/ Thomas J. Johnson
Ronnie M. Givens	Thomas J. Johnson
Director	Director
March 18, 2013	March 18, 2013

/s/ Susan R. Leadem	/s/ James L. Rowe
Susan R. Leadem	James L. RoweJr.
Director	Director
March 18, 2013	March 18, 2013

/s/ D. Kent Sharples	/s/ B. Ed Shelley, Jr.
D. Kent Sharples	B. Ed Shelley, Jr.
Director	Director
March 18, 2013	March 18, 2013

/s/ Richard W. Salmons, Jr.	/s/ Henry M. Swink
Richard W. Salmons, Jr.	Henry M. Swink
Director	Director
March 18, 2013	March 18, 2013

/s/ Hugh L. Wilcox, Jr. .
Hugh L. Wilcox, Jr.
Director
March 18, 2013
153