Form 10-Q
period 2013-03-31
FIRST FINANCIAL HOLDINGS INC /DE/
filed 2013-05-08
CIK 787075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to __________

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013

Common Stock, $0.01 par value	16,543,487

FIRST FINANCIAL HOLDINGS, INC.
Index to Form 10-Q

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of

	March 31, 2013	December 31, 2012	March 31, 2012
(in thousands, except share data)	(unaudited)		(unaudited)

ASSETS
Cash and due from banks	$49,190	$60,290	$57,645
Interest-bearing deposits with banks	80,110	57,161	5,879

Total cash and cash equivalents	129,300	117,451	63,524
Investment securities
Securities available for sale, at fair value	314,597	253,798	442,531
Securities held to maturity at amortized cost, approximate fair value $16,942, $17,867 and $22,553, respectively	14,869	15,555	19,835
Nonmarketable securities	19,245	20,914	37,965

Total investment securities	348,711	290,267	500,331
Loans
Residential	1,037,859	1,031,533	1,029,176
Commercial	663,733	681,119	606,468
Consumer	774,550	782,672	719,923

Total loans	2,476,142	2,495,324	2,355,567
Less: Allowance for loan losses	47,427	44,179	50,776

Total loans, net	2,428,715	2,451,145	2,304,791
Loans held for sale	33,752	55,201	52,339
FDIC indemnification asset	58,917	80,268	46,272
Premises and equipment, net	83,924	85,378	83,146
Bank owned life insurance	50,997	50,624	---
Other intangible assets	7,573	8,025	2,310
Other assets	74,758	77,199	92,825

Total assets	$3,216,647	$3,215,558	$3,145,538

LIABILITIES
Deposits
Noninterest-bearing checking	$431,003	$388,259	$307,750
Interest-bearing checking	509,295	511,647	435,320
Savings and money market	756,818	743,970	563,344
Retail time deposits	807,667	845,391	753,481
Wholesale time deposits	95,737	106,066	204,594

Total deposits	2,600,520	2,595,333	2,264,489
Advances from FHLB	233,000	233,000	533,000
Long-term debt	47,204	47,204	47,204
Other liabilities	31,234	40,380	22,802

Total liabilities	2,911,958	2,915,917	2,867,495

SHAREHOLDERS’ EQUITY
Preferred stock, Series A, $.01 par value, authorized 3,000,000 shares, issued and outstanding 65,000 shares at March 31, 2013, December 31, 2012 and March 31, 2012 (Redemption value $65,000)	1	1	1
Common stock, $.01 par value, authorized 34,000,000 shares, issued and outstanding 21,471,569 shares at March 31, 2013 and 21,465,163 shares at December 31, 2012 and March 31, 2012	215	215	215
Additional paid-in capital	197,099	196,819	196,204
Treasury stock at cost, 4,938,411 shares at March 31, 2013, December 31, 2012 and March 31, 2012	(103,563)	(103,563)	(103,563)
Retained earnings	212,302	208,853	187,311
Accumulated other comprehensive loss	(1,365)	(2,684)	(2,125)

Total shareholders’ equity	304,689	299,641	278,043

Total liabilities and shareholders’ equity	$3,216,647	$3,215,558	$3,145,538

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarters Ended March 31,

(in thousands, except per share data)	2013	2012

INTEREST INCOME
Interest and fees on loans	$36,993	$32,476
Interest and dividends on investment securities
Taxable	1,931	3,529
Tax-exempt	294	338
Other	111	16

Total interest income	39,329	36,359
INTEREST EXPENSE
Interest on deposits	3,172	3,951
Interest on borrowed money	3,019	4,156

Total interest expense	6,191	8,107

NET INTEREST INCOME	33,138	28,252
Provision for loan losses	5,972	6,745

Net interest income after provision for loan losses	27,166	21,507
NONINTEREST INCOME
Service charges on deposit accounts	7,263	7,302
Mortgage and other loan income	4,435	3,435
Trust and plan administration income	1,067	1,081
Brokerage fees	714	664
Bank owned life insurance income	373	---
Other income	932	769
Other-than-temporary impairment losses on investment securities	(268)	(69)
FDIC true-up liability release	1,321	---

Total noninterest income	15,837	13,182
NONINTEREST EXPENSE
Salaries and employee benefits	16,335	15,142
Occupancy costs	2,214	2,267
Furniture and equipment	2,068	1,809
Other real estate expenses, net	924	530
FDIC insurance and regulatory fees	531	994
Professional services	2,070	1,465
Advertising and marketing	866	652
Other loan expense	1,372	1,351
Intangible amortization	512	90
FDIC indemnification impairment	3,806	---
Other expense	4,422	4,409

Total noninterest expense	35,120	28,709

Income before income taxes	7,883	5,980
Income tax expense	2,630	4,241

NET INCOME	5,253	1,739
Preferred stock dividends	813	813
Accretion on preferred stock discount	165	156

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,275	$770

Net income per common share
Basic	$0.26	$0.05
Diluted	0.26	0.05

Average common shares outstanding
Basic	16,529	16,527
Diluted	16,547	16,528

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Quarters Ended March 31,

(in thousands)	2013	2012

NET INCOME	$5,253	$1,739
OTHER COMPREHENSIVE INCOME, BEFORE INCOME TAXES
Unrealized gain on securities available for sale	2,132	1,177
Other-than-temporary impairment losses on investment securities	268	69

	2,400	1,246
Less: Reclassification of other-than-temporary impairment losses on investment securities included in net income for the period (tax benefit to net income of $96 and $25, respectively)	(268)	(69)
Tax expense	(813)	(458)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	1,319	719

TOTAL COMPREHENSIVE INCOME	$6,572	$2,458

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid- in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
(in thousands, except per share data)	Shares	Amount	Shares	Amount

Balance at December 31, 2011	65	$1	16,527	$215	$196,002	$(103,563)	$187,367	$(2,844)	$277,178
Net income							1,739		1,739
Other comprehensive income, net of income taxes								719	719
Stock based compensation expense					46				46
Accretion of preferred stock					156		(156)		---
Cash dividends
Common stock ($0.05 per share)							(826)		(826)
Preferred stock ($12.50 per share)							(813)		(813)

Balance at March 31, 2012	65	$1	16,527	$215	$196,204	$(103,563)	$187,311	$(2,125)	$278,043

Balance at December 31, 2012	65	$1	16,527	$215	$196,819	$(103,563)	$208,853	$(2,684)	$299,641
Net income							5,253		5,253
Other comprehensive income, net of income taxes								1,319	1,319
Stock based compensation expense					27				27
Accretion of preferred stock					165		(165)		---
Stock options exercised			6		88				88
Cash dividends
Common stock ($0.05 per share)							(826)		(826)
Preferred stock ($12.50 per share)							(813)		(813)

Balance at March 31, 2013	65	$1	16,533	$215	$197,099	$(103,563)	$212,302	$(1,365)	$304,689

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Quarters Ended March 31,

(in thousands)	2013	2012

Operating Activities
Net Income	$5,253	$1,739
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,972	6,745
Depreciation	1,366	1,380
Amortization of intangibles	452	90
Net (increase) decrease in current & deferred income tax	(1,409)	4,510
Accretion and amortization of purchase accounting adjustments	(6,278)	(1,246)
Fair value adjustments on other real estate owned	2,001	2,420
Amortization of unearned premiums on investments, net	302	189
Other-than-temporary impairment on investment securities	268	69
Loans originated for sale	(156,401)	(162,244)
Proceeds from loans held for sale	181,983	162,281
Gain on sale of loans, net	(3,420)	(3,159)
Gain on sale of other real estate owned, net	(214)	(643)
Gain on sale of premises and equipment	(288)	(38)
Bank owned life insurance income	(373)	---
Recognition of stock-based compensation expense	27	46
FDIC reimbursement of covered asset losses	20,738	4,760
FDIC indemnification asset impairment	3,806	---
FDIC true-up liability release	(1,321)	---
Other	(4,224)	(960)

Net cash provided by operating activities	48,240	15,939

Investing Activities
Securities available-for-sale
Proceeds from maturities, calls and payments	15,678	26,009
Purchases	(74,928)	(63,085)
Proceeds from maturities, calls and payments; securities held to maturity	699	666
Decrease (increase) in nonmarketable securities, net	1,669	(5,271)
Decrease in loans, net	14,170	12,099
Proceeds from sales of other real estate owned	5,374	6,391
Decrease (increase) in premises and equipment, net	376	(1,581)
Payment to acquire Plantation premises and equipment	(3,364)	---

Net cash used in investing activities	(40,326)	(24,772)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Quarters Ended March 31,

(in thousands)	2013	2012

Financing Activities
Increase in demand and savings deposits, net	53,240	74,701
Decrease in time deposits, net	(47,754)	(49,380)
Repayments of FHLB advances, net	---	(28,000)
Proceeds from exercise of stock options	88	---
Dividends paid on common stock	(826)	(826)
Dividends paid on preferred stock	(813)	(813)

Net cash provided by (used in) financing activities	3,935	(4,318)

Net increase (decrease) in cash and cash equivalents	11,849	(13,151)
Cash and cash equivalents at beginning of period	117,451	76,675

	$129,300	$63,524

Supplemental disclosures
Cash paid during the period for
Interest	$6,513	$9,017
Income taxes	4,855	16
Loans transferred to OREO	4,704	9,480
Loans securitized into mortgage-backed securities	71,131	127,401

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013

NOTE 1. Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements for First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X pursuant to the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

     Certain amounts have been reclassified to conform with the current year presentation. First Financial’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in First Financial’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013. For interim reporting purposes, First Financial follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the consolidated financial statements and footnotes included in First Financial’s 2012 Annual Report on Form 10-K.

     First Financial has one active wholly-owned trust formed for the purpose of issuing securities which qualify as regulatory capital and is considered a Variable Interest Entity (“VIE”). First Financial is not the primary beneficiary, and consequently, the trust is not consolidated in the accompanying consolidated financial statements. The trust issued $46.4 million in trust preferred securities to investors in 2004 which remains outstanding at March 31, 2013. The net proceeds from the issuance were used to purchase junior subordinated deferrable interest debentures issued by First Financial, which is the sole asset of the trust. The trust preferred securities held by this entity qualify as Tier 1 capital for First Financial and are classified as long-term debt on the Consolidated Balance Sheets, with the associated interest expense recorded in interest on borrowed money on the Consolidated Statements of Income. The expected losses and residual returns for this entity are absorbed by the trust preferred security holders and, consequently, First Financial is not exposed to loss related to this VIE.

Recently Adopted Accounting Pronouncements

FASB ASU 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

     The objective of this Accounting Standards Update (“ASU”) is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require First Financial to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required by GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, First Financial is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. First Financial previously accounted for its accumulated other comprehensive income in accordance with this guidance and adoption did not have a material impact on its financial position, results of operations or cash flows.

FASB ASU 2013-01, “Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”

     This ASU addresses implementation issues about the scope of ASU 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities, which requires First Financial to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-02 did not have a material impact on First Financial’s financial condition, results of operations or cash flows.

FASB ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”

     This ASU addresses the differences in reporting between GAAP and International Financial Reporting Standards (“IFRS”) regarding offsetting (netting) assets and liabilities and enhances current disclosures. ASU 2011-11 requires First Financial to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. ASU 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on First Financial’s financial condition, results of operations or cash flows.

Correction of a Misstatement in the Consolidated Statement of Cash Flows

     First Financial has reclassified certain amounts from the original presentation in the Consolidated Statements of Cash Flows as reported in the Form 10-Q for the quarter ended March 31, 2012 to conform with current period presentation and for corrections of immaterial misstatements. The misstatements were the result of miscalculating certain activity between its operating and investing cash flows primarily related to purchased loan accounting. The effects of the correction to appropriately classify activity on the Consolidated Statements of Cash Flows had no impact to the Consolidated Balance Sheets, Statements of Income, Statements of Comprehensive Income or Statements of Changes in Shareholders’ Equity as of and for the quarter ended March 31, 2012.

     The following table presents the effect of these reclassifications on the Consolidated Statements of Cash Flows.

	For the Quarter Ended March 31, 2012

(in thousands)	As Previously Reported	Adjustment	As Adjusted

Accretion and amortization of purchase accounting adjustments	$(5,292)	$4,046	$(1,246)
Loans originated for sale	(162,090)	(154)	(162,244)
Proceeds from loans held for sale	161,213	1,068	162,281
Gain on sale of premises and equipment	---	(38)	(38)
FDIC reimbursement of covered assets	5,368	(608)	4,760
Other	294	(1,254)	(960)
Net cash provided by operating activities	12,879	3,060	15,939

Decrease in loans, net	14,969	(2,870)	12,099
Proceeds from sale of other real estate owned	6,638	(247)	6,391
Increase in premises and equipment, net	(1,638)	57	(1,581)
Net cash used in investing activities	(21,712)	(3,060)	(24,772)

SCBT Merger

     On February 19, 2013, First Financial entered into a merger agreement with SCBT. Subject to the terms and conditions set forth in the agreement, First Financial plans to merge with and into SCBT with SCBT continuing as the surviving corporation after the merger and First Federal will merge with and into SCBT’s bank subsidiary. The merger is expected to close in the third quarter of 2013, subject to customary closing conditions. Under the terms of the agreement, SCBT will add five First Financial board members to the combined company’s board. Robert J. Hill, Jr., president and chief executive officer of SCBT, will continue to serve as chief executive officer of the combined company and R. Wayne Hall, president and chief executive officer of First Financial, will be named president of the combined company.

NOTE 2. Investment Securities

     The investment securities portfolio is comprised of securities that, at purchase, are rated in one of the four highest rating categories by at least one nationally recognized investment rating service, and where available, are rated by two rating services. The following table presents amortized cost, gross unrealized gains and losses and the estimated fair value of securities available for sale, securities held to maturity and nonmarketable securities.

	As of March 31, 2013						As of December 31, 2012

(in thousands)	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Estimated Fair Value

Securities available for sale
Obligations of US Government agencies and corporations	$1,227		$17	$	---	$1,244	$1,260		$18	$	---	$1,278
State and municipal obligations	13,378		35		150	13,263	13,460		84		61	13,483
Collateralized debt obligations	6,106		76		2,678	3,504	6,191		156		3,015	3,332
Mortgage-backed securities	143,543		1,956		191	145,308	72,527		1,928		151	74,304
Collateralized mortgage obligations	145,159		1,687		2,339	144,507	157,534		1,249		3,900	154,883
Other securities	5,656		1,281		166	6,771	5,609		1,089		180	6,518

Total securities available for sale	$315,069		$5,052		$5,524	$314,597	$256,581		$4,524		$7,307	$253,798

Securities held to maturity
State and municipal obligations	$14,369		$2,073	$	---	$16,442	$15,055		$2,312	$	---	$17,367
Certificates of deposit	500		---		---	500	500		---		---	500

Total securities held to maturity	$14,869		$2,073	$	---	$16,942	$15,555		$2,312	$	---	$17,867

Nonmarketable securities
Federal Home Loan Bank stock	$14,674	$	---	$	---	$14,674	$16,343	$	---	$	---	$16,343
Federal Reserve Bank stock	4,571		---		---	4,571	4,571		---		---	4,571

Total nonmarketable securities	$19,245	$	---	$	---	$19,245	$20,914	$	---	$	---	$20,914

     Ownership of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of Richmond (“Federal Reserve”) stock is required for membership in these two systems. The carrying amount of FHLB and Federal Reserve stock is used to approximate the fair value of these securities as they are not readily marketable and are recorded at cost (par value).

     The following table provides the names of issuers for whom First Financial has investment securities with a fair value totaling in excess of 10% of shareholders’ equity and the fair value and amortized cost of these investments. Securities issued by Bank of America Corp. and its subsidiaries are, for the most part, collateralized mortgage obligations (“CMOs”) and not backed by Bank of America Corp. All of these securities are available for sale.

	As of March 31, 2013			As of December 31, 2012

(dollars in thousands)	Amortized Cost	Fair Value	Fair Value as % of Shareholders Equity	Amortized Cost	Fair Value	Fair Value as % of Shareholders Equity

Issuer
Fannie Mae	$114,151	$115,311	37.8%	$41,795	$42,665	14.2%
Bank of America Corp.	39,208	38,923	12.8	41,913	40,964	13.7

Total	$153,359	$154,234		$83,708	$83,629

     The amortized cost and fair value of investment securities are shown below. Expected maturities may differ from contractual maturities, as borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2013

(in thousands)	Amortized Cost	Fair Value

Securities available for sale
Due within one year	$1,013	$1,019
Due after one year through five years	1,219	1,380
Due after five years through ten years	---	---
Due after ten years	21,480	18,599

Total	23,712	20,998

Mortgage-backed securities	143,543	145,308
Collateralized mortgage obligations	145,159	144,507
Other securities with no stated maturity	2,655	3,784

Total	$315,069	$314,597

Securities held to maturity
Due within one year	$400	$400
Due after one year through five years	100	100
Due after five years through ten years	1,986	2,057
Due after ten years	12,383	14,385

Total	$14,869	$16,942

     Securities with a fair market value of $191.0 million at March 31, 2013 and $123.7 million at December 31, 2012 were pledged to secure public and certain customer deposits, repurchase agreements and advances from the FHLB and the Federal Reserve.

     The following table presents gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position. No securities held to maturity were in a loss position at March 31, 2013 or at December 31, 2012.

	Less than 12 Months			12 Months or Longer					Total

March 31, 2013 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value		Unrealized Losses		#	Fair Value	Unrealized Losses

Securities available for sale
State and municipal obligations	3	$6,767	$150	---	$	---	$	---	3	$6,767	$150
Collateralized debt obligations	---	---	---	12		3,004		2,678	12	3,004	2,678
Mortgage-backed securities	3	25,950	191	---		---		---	3	25,950	191
Collateralized mortgage obligations	1	871	---	25		83,689		2,339	26	84,560	2,339
Other securities	---	---	---	1		830		166	1	830	166

Total	7	$33,588	$341	38		$87,523		$5,183	45	$121,111	$5,524

	Less than 12 Months			12 Months or Longer					Total

December 31, 2012 (dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value		Unrealized Losses		#	Fair Value	Unrealized Losses

Securities available for sale
State and municipal obligations	2	$6,038	$61	---	$	---	$	---	2	$6,038	$61
Collateralized debt obligations	---	---	---	12		2,744		3,015	12	2,744	3,015
Mortgage-backed securities	3	26,186	150	1		454		1	4	26,640	151
Collateralized mortgage obligations	2	14,733	33	25		88,185		3,867	27	102,918	3,900
Other securities	---	---	---	2		1,815		180	2	1,815	180

Total	7	$46,957	$244	40		$93,198		$7,063	47	$140,155	$7,307

Other-Than-Temporary Impairment

     Management evaluates securities for Other-than-temporary impairment losses on investment securities (“OTTI”) on at least a quarterly basis. In determining OTTI, investment securities are evaluated according to Accounting Standards Codification (“ASC”) 320 Investments – Debt and Equity Securities and management considers many factors including: (1) the length of time and extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether First Financial has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether

OTTI exists involves a high degree of subjectivity and is based on information available to management on the assessment date. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases.

     At March 31, 2013, the majority of unrealized losses were related to trust preferred collateralized debt obligations (“CDOs”) and private-label CMOs as discussed below. For the quarter ended March 31, 2013, credit-related OTTI of $268 thousand related to CMOs was recorded in net impairment losses recognized in earnings in the Consolidated Statements of Income. The total carrying values of securities affected by credit-related OTTI represent 7.0% of the carrying value of First Financial’s investment portfolio at March 31, 2013, and are not considered to have a significant impact on First Financial’s liquidity and capital positions.

Collateralized Debt Obligations

     The CDO portfolio is collateralized primarily with trust preferred securities issued by other financial institutions in pooled issuances. To determine the fair value, cash flow models for trust preferred CDOs provided by a third-party pricing service are utilized. The models estimate default vectors for the underlying issuers within each CDO security, estimate expected bank failures across the entire banking system to determine the impact on each CDO, and assign a risk rating to each individual issuer in the collateral pool. The individual risk ratings for the underlying securities in the pools were determined by a number of factors including Tier 1 capital ratio, return on assets, percent of nonperforming loans, percent of commercial and construction loans and level of brokered deposits for each underlying issuer. The risk ratings were used to determine an expected default vector for each CDO. The model assigns assumptions for constant default rate, loss severity, recovery lags and prepayment assumptions, which were reviewed for reasonableness and consistency by management. The resulting projected cash flows were compared to book value to determine the amount of OTTI, if any. See Note 10 to the Consolidated Financial Statements for additional information on fair value.

     The following table provides information regarding the CDO portfolio.

(dollars in thousands)

						Quarter Ended March 31, 2013 OTTI [1]

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss (Gain)	Credit Portion		Other		Total

ALESCO I	Pooled	B-1	$520	$327	$193	$	---	$	---	$	---
ALESCO II	Pooled	B-1	345	320	25		---		---		---
MCAP III	Pooled	B	276	152	124		---		---		---
MCAP IX	Pooled	B-1	267	157	110		---		---		---
PRETZL IV	Pooled	MEZ	116	56	60		---		---		---
PRETZL XI	Pooled	B-1	821	306	515		---		---		---
PRETZL XII	Pooled	B-2	499	315	184		---		---		---
PRETZL XIII	Pooled	B-1	325	189	136		---		---		---
PRETZL XIV	Pooled	B-1	634	369	265		---		---		---
TRPREF II	Pooled	B	635	261	374		---		---		---
USCAP II	Pooled	B-1	947	303	644		---		---		---
USCAP III	Pooled	B-1	297	249	48		---		---		---

Subtotal - CDOs in a loss position			5,682	3,004	2,678		---		---		---
MCAP XVIII	Pooled	C-1	174	220	(46)		---		---		---
PRETZL VII	Pooled	MEZ	250	280	(30)		---		---		---

Total CDOs			$6,106	$3,504	$2,602	$	---	$	---	$	---

		Dollar Basis		Constant Default Rate

	Lowest Rating	% Performing	% Deferrals / Defaults[2]			Discount Margin[3]

Name				High	Low

ALESCO I	C	83.93%	16.07%	0.76	0.39	11.70%
ALESCO II	C	91.94	8.06	0.70	0.36	11.65
MCAP III	B	70.00	30.00	0.69	0.35	10.50
MCAP IX	CC	56.62	43.38	0.25	0.25	16.80
MCAP XVIII	C	71.00	29.00	0.33	0.25	11.05
PRETZL IV	CCC	72.93	27.07	0.25	0.25	11.00
PRETZL VII	C	51.08	48.92	0.84	0.43	16.80
PRETZL XI	C	68.21	31.79	0.25	0.25	11.60
PRETZL XII	C	67.45	32.55	0.39	0.25	11.62
PRETZL XIII	C	67.54	32.46	0.60	0.31	11.57
PRETZL XIV	C	63.97	36.03	0.36	0.25	11.57
TRPREF II	C	56.46	43.54	0.36	0.25	11.92
USCAP II	C	80.46	19.54	0.43	0.25	11.65
USCAP III	C	70.73	29.27	0.31	0.25	11.53

Total		68.74%	31.26%

[1] Recognized in other-than-temporary impairment on investment securities on the Consolidated Statements of Income
[2] Represents percentage of the underlying trust preferred collateral not currently making dividend payments or issued by financial institutions that have been placed into receivership by the FDIC
[3] Fair market value discount margin to LIBOR

Collateralized Mortgage Obligations

     The CMO portfolio, which is comprised of agency and non-agency securities, was priced using discounted cash flow models. In making the determination of each CMOs fair value, consideration was given to recent transaction volumes, price quotations and related price volatility, available broker information and market conditions. A pricing model is utilized to estimate each security’s cash flow and adjusted price based on coupon, credit rating, estimated default rate, constant prepayment rate and required yields or spreads. A cash flow analysis is performed on each security in the CMO portfolio, regardless of the credit rating, to determine if the security has any OTTI. See Note 10 to the Consolidated Financial Statements for additional information on fair value.

     The following table presents the investment grades assigned by the rating agencies for CMO securities which were in a loss position along with OTTI losses recorded as of and for the quarter ended March 31, 2013.

(dollars in thousands)	As of March 31, 2013					Quarter Ended March 31, 2013 OTTI

Moody/S&P Ratings	#	Fair Value		Unrealized Loss		Credit Portion		Other		Total

AAA	---	$	---	$	---	$	---	$	---	$	---
AA	1		11,010		36		---		---		---
A	6		15,068		372		---		---		---
BBB	8		18,068		458		---		---		---
Below investment grade	11		40,414		1,473		268		---		268

Total	26		$84,560		$2,339		$268	$	---		$268

The OTTI in the table above was related to one security with the following characteristics:

Description	2004 ARM Senior Support

As of March 31, 2013

Credit rating	C
Rating agency	Moody’s
Twelve-month average loss severity	55.72%
Twelve-month average default rate	9.37
60 day or more delinquency rate	21.35

As of December 31, 2012

Credit rating	C
Rating agency	Moody’s
Twelve-month average loss severity	50.53%
Twelve-month average default rate	11.05
60 day or more delinquency rate	20.56

     Based on First Financial’s policy, the credit rating displayed in the above table reflects the lowest credit rating by the major rating agencies. As of March 31, 2013, management does not intend to sell this security, nor is it more likely than not that it will be required to sell the security before the amortized cost basis is recovered as First Financial has adequate other sources of liquidity.

     The following table presents the cumulative credit-related losses recognized in earnings.

	Quarter Ended March 31, 2013

(in thousands)	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,823	$1,971	$1,100	$8,894
Additions
Credit loss for which previous OTTI was recognized	---	268	---	268

Cumulative credit related losses recognized in earnings at end of period	$5,823	$2,239	$1,100	$9,162

	Quarter Ended March 31, 2012

	CDOs	CMOs	Other Securities	Total

Cumulative credit related losses recognized in earnings at beginning of period	$5,782	$1,509	$1,100	$8,391
Additions
Credit loss for which previous OTTI was recognized	41	28	---	69

Cumulative credit related losses recognized in earnings at end of period	$5,823	$1,537	$1,100	$8,460

NOTE 3. Loans and Other Repossessed Assets Acquired

     The following table presents the loan portfolio by major category. Loans are grouped by purpose versus underlying collateral.

(in thousands)	March 31, 2013	December 31, 2012

Residential loans
Residential 1-4 family	$963,053	$956,355
Residential construction	25,895	22,439
Residential land	48,911	52,739

Total residential loans	1,037,859	1,031,533

Commercial loans
Commercial business	130,169	118,379
Commercial real estate	467,890	491,567
Commercial construction	1,092	1,064
Commercial land	64,582	70,109

Total commercial loans	663,733	681,119

Consumer loans
Home equity	373,108	384,664
Manufactured housing	282,114	280,100
Marine	79,328	75,736
Other consumer	40,000	42,172

Total consumer loans	774,550	782,672

Total loans	2,476,142	2,495,324
Less: Allowance for loan losses	47,427	44,179

Net loans	$2,428,715	$2,451,145

     As of the balance sheet dates, loans to related parties did not exceed five percent of shareholders equity.

     In April 2009 and April 2012, First Federal entered into purchase and assumption agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire certain assets and liabilities of the former Cape Fear Bank (“Cape Fear”) and Plantation Federal Bank (“Plantation”), respectively, under which Cape Fear loans and certain Plantation commercial loans and other real estate owned (“OREO”) were covered under loss share agreements with the FDIC (“acquired covered loans” or “acquired covered assets”). In addition, First Federal acquired five branches from Liberty Savings Bank (“Liberty”) in April 2012. The Plantation loans and OREO not covered under its loss share agreement and all of the Liberty loans are considered “acquired non-covered loans” or “acquired non-covered assets.” Loans that were originated through First Federal’s normal origination channels (i.e., not acquired in an acquisition) that are part of the loan portfolio or have subsequently migrated to OREO are considered “legacy loans” or “legacy assets.”

     The following is a summary of changes in the accretable yields of acquired loans during the respective periods.

	As of and for the Quarter Ended March 31, 2013			As of and for the Quarter Ended March 31, 2012

(in thousands)	Non-Impaired Loans	Impaired Loans	Total Acquired Loan Portfolios	Non-Impaired Loans	Impaired Loans	Total Acquired Loan Portfolios

Balance at beginning of period	$5,474	$20,933	$26,407	$2,811	$14,154	$16,965
Reclass of nonaccretable difference due to reduction of expected cash flows	---	(1,111)	(1,111)	---	---	---
Accretion	(393)	(5,391)	(5,784)	(173)	(1,010)	(1,183)

Balance at end of period	$5,081	$14,431	$19,512	$2,638	13,144	$15,782

     First Federal monitors the expected cash flows for each ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, pool on a quarterly basis. During the quarter ended March 31, 2013, First Federal determined that certain Plantation loan pools are projected to have lower cash flows than originally estimated at acquisition. As a result, First Federal recorded an impairment and decreased the accretable yield related to these pools by $1.1 million. In addition, First Federal accelerated the accretion on a Cape Fear loan pool during the March 31, 2013 quarter to align with the projected cash flows of the underlying loans.

Delinquent Loans and Nonperforming Assets

     The following table presents the loan portfolio by age of delinquency.

	As of March 31, 2013

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing		Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$821	$612	$7,693	$	---	$9,126	$953,927	$963,053
Residential construction	284	---	---		---	284	25,611	25,895
Residential land	585	140	576		---	1,301	47,610	48,911

Total residential loans	1,690	752	8,269		---	10,711	1,027,148	1,037,859

Commercial loans
Commercial business	1,199	56	1,813		---	3,068	127,101	130,169
Commercial real estate	3,091	1,161	18,213		---	22,465	445,425	467,890
Commercial construction	---	---	---		---	---	1,092	1,092
Commercial land	1,321	219	3,845		---	5,385	59,197	64,582

Total commercial loans	5,611	1,436	23,871		---	30,918	632,815	663,733

Consumer loans
Home equity	2,430	328	9,295		---	12,053	361,055	373,108
Manufactured housing	973	189	3,085		---	4,247	277,867	282,114
Marine	112	42	125		---	279	79,049	79,328
Other consumer	140	37	265		6	448	39,552	40,000

Total consumer loans	3,655	596	12,770		6	17,027	757,523	774,550

Total loans	$10,956	$2,784	$44,910		$6	$58,656	$2,417,486	$2,476,142

Acquired non-covered loans	28	---	235		---	263	111,837	112,100
Acquired covered loans	2,951	414	8,769		---	12,134	189,052	201,186
Legacy loans	7,977	2,370	35,906		6	46,259	2,116,597	2,162,856

Total loans	$10,956	$2,784	$44,910		$6	$58,656	$2,417,486	$2,476,142

[1] Included in current loans are $3.8 million of accruing performing TDRs. Accruing TDRs include $257 thousand in residential land, $683 thousand in commercial business, $1.7 million in commercial real estate, $499 thousand in commercial land, $500 thousand in home equity and $134 thousand in manufactured housing.

	As of December 31, 2012

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	90 Days and Greater Accruing		Total Past Due	Current[1]	Total Loans

Residential loans
Residential 1-4 family	$1,943	$857	$7,137	$	---	$9,937	$946,418	$956,355
Residential construction	---	---	---		---	---	22,439	22,439
Residential land	8	39	785		---	832	51,907	52,739

Total residential loans	1,951	896	7,922		---	10,769	1,020,764	1,031,533

Commercial loans
Commercial business	761	86	1,460		---	2,307	116,072	118,379
Commercial real estate	2,380	1,112	18,386		---	21,878	469,689	491,567
Commercial construction	---	---	247		---	247	817	1,064
Commercial land	966	607	4,058		---	5,631	64,478	70,109

Total commercial loans	4,107	1,805	24,151		---	30,063	651,056	681,119

Consumer loans
Home equity	2,328	2,086	10,049		---	14,463	370,201	384,664
Manufactured housing	2,479	762	3,355		---	6,596	273,504	280,100
Marine	216	68	139		---	423	75,313	75,736
Other consumer	261	123	275		43	702	41,470	42,172

Total consumer loans	5,284	3,039	13,818		43	22,184	760,488	782,672

Total loans	$11,342	$5,740	$45,891		$43	$63,016	$2,432,308	2,495,324

Acquired non-covered loans	153	329	328		---	810	117,321	118,131
Acquired covered loans	1,472	173	8,649		---	10,294	206,395	216,689
Legacy loans	9,717	5,238	36,914		43	51,912	2,108,592	2,160,504

Total loans	$11,342	$5,740	$45,891		$43	$63,016	$2,432,308	$2,495,324

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

(in thousands)	March 31, 2013	December 31, 2012

Nonaccrual loans	$44,910	$45,891
Loans 90+ days, still accruing	6	43
Restructured loans, still accruing	3,768	3,536

Total nonperforming loans	48,684	49,470
Other repossessed assets acquired	16,310	18,338

Total nonperforming assets	$64,994	$67,808

Acquired non-covered nonperforming loans	$235	$328
Acquired covered nonperforming loans	8,769	8,649
Legacy nonperforming loans	39,680	40,493

Total nonperforming loans	$48,684	$49,470

Acquired non-covered nonperforming assets	$1,226	$2,023
Acquired covered nonperforming assets	18,446	18,256
Legacy nonperforming assets	45,322	47,529

Total nonperforming assets	$64,994	$67,808

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

     In assessing the impairment of a loan and the related reserve required for that loan, various methodologies are employed. Impairment measurement on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan’s effective interest rate. With respect to most real estate loans, and specifically if the loan is considered to be collected through a probable foreclosure, an approach that estimates the fair value of the underlying collateral is used. The collateral is appraised to reflect estimated realizable value (usually “as is” or liquidation value), with the value being adjusted for estimated selling costs. First Federal’s policy is to update collateral appraisals on impaired loans at least annually, and more frequently if deemed necessary based on market conditions or specific circumstances. Significant downward trends in the real estate market can adversely affect First Federal’s collateral position. For larger credits or loans that are classified “substandard” or worse that rely primarily on real estate collateral for repayment, re-appraisal would occur earlier than the stated policy if management believes the market conditions have changed such that the existing appraisal may no longer reflect the current market value of the property. At a minimum, at the time a loan with a principal balance of over $500,000 is downgraded to “substandard” or worse, or if the loan is determined to be impaired, the property securing the loan is re-appraised to update the value. In addition to updated appraisals, market bids or current offers may be utilized to estimate current value.

     First Federal maintains a valuation reserve for impaired loans as part of the allowance for loan losses. Cash collected on impaired nonaccrual loans is applied to outstanding principal. A summary of impaired loans, related valuation reserves and their effect on interest income follows.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Allowance	Recorded Investment With Specific Allowance		Total Recorded Investment	Specific Allowance		Average Balance	Interest Income Recognized Period to Date

March 31, 2013
Residential loans
Residential 1-4 family	$7,734	$5,705		$462	$6,167		$93	$4,078	$	---
Residential land	675	314		16	330		5	196		4

Total residential loans	8,409	6,019		478	6,497		98	4,274		4

Commercial loans
Commercial business	2,025	1,180		829	2,009		829	1,743		9
Commercial real estate	16,883	12,024		1,726	13,750		109	12,835		28
Commercial construction	---	---		---	---		---	124		---
Commercial land	5,361	2,426		1,040	3,466		230	3,415		---

Total commercial loans	24,269	15,630		3,595	19,225		1,168	18,116		37

Consumer loans
Home equity	11,013	8,281		447	8,728		43	7,545		6
Manufactured housing	605	273		99	372		16	275		---
Marine	12	5		---	5		---	3		---

Total consumer loans	11,630	8,559		546	9,105		59	7,822		6

Total impaired loans	$44,308	$30,208		$4,619	$34,827		$1,325	$30,212		$47

Acquired non-covered loans	299	154		---	154		---	77		---
Acquired covered loans	6,379	4,181		719	4,900		42	4,209		---
Legacy loans	37,630	25,873		3,900	29,773		1,283	25,926		47

Total Loans	$44,308	$30,208		$4,619	$34,827		$1,325	$30,212		$47

December 31, 2012
Residential loans
Residential 1-4 family	$2,123	$1,988	$	---	$1,988	$	---	$2,117	$	---
Residential land	341	62		---	62		---	31		---

Total residential loans	2,464	2,050		---	2,050		---	2,148		---

Commercial loans
Commercial business	1,676	1,368		108	1,476		---	2,565		33
Commercial real estate	13,510	8,595		3,324	11,919		624	12,096		---
Commercial construction	311	247		---	247		---	254		125
Commercial land	5,000	2,121		1,243	3,364		271	3,546		---

Total commercial loans	20,497	12,331		4,675	17,006		895	18,461		158

Consumer loans
Home equity	8,070	6,262		99	6,361		67	5,068		28
Manufactured housing	195	177		---	177		---	155		---
Marine	---	---		---	---		---	---		---

Total consumer loans	8,265	6,439		99	6,538		67	5,223		28

Total impaired loans	$31,226	$20,820		$4,774	$25,594		$962	$25,832		$186

Acquired non-covered loans	---	---		---	---		---	---		---
Acquired covered loans	4,228	3,217		300	3,517		12	8,082		---
Legacy Loans	26,998	17,603		4,474	22,077		950	17,750		186

Total Loans	$31,226	$20,820		$4,774	$25,594		$962	$25,832		$186

     The increase in total impaired loans from December 31, 2012 to March 31, 2013 was primarily due to $7.1 million of homogenous loans that are in the process of foreclosure and were individually evaluated for impairment, which resulted in an increase in the specific allowance of $181 thousand.

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

	As of March 31, 2013					As of December 31, 2012

(dollars in thousands)	#	Accruing		Non-accruing	Total[1]	#	Accruing		Non-accruing	Total[1]

Residential loans
Residential 1-4 family	5	$	---	$1,816	$1,816	4	$	---	$1,745	$1,745
Residential land	2		257	57	314	1		---	61	61

Residential Loans	7		257	1,873	2,130	5		---	1,806	1,806

Commercial loans
Commercial business	2		683	252	935	3		687	609	1,296
Commercial real estate	21		1,695	4,030	5,725	18		1,713	4,543	6,256
Commercial land	5		499	1,820	2,319	5		499	1,852	2,351

Total commercial loans	28		2,877	6,102	8,979	26		2,899	7,004	9,903

Consumer loans
Home equity	22		500	4,254	4,754	22		502	4,359	4,861
Manufactured housing	5		134	94	228	1		135	---	135
Marine	1		---	5	5	---		---	---	---

Total consumer loans	28		634	4,353	4,987	23		637	4,359	4,996

Total loans	63		$3,768	$12,328	$16,096	54		$3,536	$13,169	$16,705

Acquired covered loans included above	9	$	---	$2,410	$2,410	8	$	---	$2,612	$2,612

[1] There were no acquired non-covered TDRs in the above noted periods.

     The following table provides a summary of the primary reason loan modifications were classified as TDRs and their estimated impact on the allowance for loan losses.

	As of March 31, 2013					As of December 31, 2012

		Types of Modifications[1]					Types of Modifications[1]

(dollars in thousands)	#	Rate	Structure	Increase to Allowance		#	Rate		Structure	Increase to Allowance

Residential loans
Residential 1-4	5	$539	$1,277	$	---	4		$543	$1,202	$	---
Residential Land	2	57	257		---	1		61	---		---

Total residential loans	7	596	1,534		---	5		604	1,202		---

Commercial loans
Commercial business	2	---	935		---	3		---	1,296		---
Commercial real estate	21	359	5,366		---	18		---	6,256		12
Commercial land	5	---	2,319		230	5		---	2,351		257

Total commercial loans	28	359	8,620		230	26		---	9,903		269

Consumer loans
Home equity	22	3,597	1,157		---	22		3,686	1,175		---
Manufactured housing	5	134	94		7	1		135	---		---
Marine	1	---	5		---	---		---	---		---

Total consumer loans	28	3,731	1,256		7	23		3,821	1,175		---

Total loans	63	$4,686	$11,410		$237	54		$4,425	$12,280		$269

Acquired covered loans included above	9	$39	$2,371	$	---	8	$	---	$2,612	$	---

[1] There were no acquired non-covered TDRs in the above noted periods.

     The following table provides a summary of the pre-default balance for TDRs that experienced a payment default during the respective period, that were classified as TDRs during the previous twelve months.

	As of March 31, 2013					As of December 31, 2012

(dollars in thousands)	#	Performing Restructurings		Nonperforming Restructurings	Total[1]	#	Performing Restructurings		Nonperforming Restructurings		Total[1]

Residential 1-4 family	1	$	---	$392	$392	---	$	---	$	---	$	---
Commercial real estate	3		---	897	897	5		662		1,289		1,951
Home equity	2		---	601	601	3		---		1,387		1,387

Total loans	6	$	---	$1,890	$1,890	8		662		$2,676		$3,338

Acquired covered loans included above	1	$	---	$523	$523	2	$	---		$300		$300

[1] There were no acquired non-covered TDRs in the above noted periods.

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

     The following tables present the risk profiles for the commercial loan portfolio by the primary categories monitored.

Commercial Credit Quality[1]	As of March 31, 2013

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$92,495	$337,052	$1,092	$18,520	$449,159
Special mention	2,991	26,665	---	15,693	45,349
Substandard	9,714	57,024	---	8,596	75,334
Doubtful	---	---	---	---	---

Total	105,200	420,741	1,092	42,809	569,842
ASC 310-30 loans	24,969	47,149	---	21,773	93,891

Total	$130,169	$467,890	$1,092	$64,582	$663,733

	As of December 31, 2012

(in thousands)	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Total Commercial Loans

Pass	$77,326	$349,981	$817	$20,732	$448,856
Special mention	2,608	27,523	---	16,423	46,554
Substandard	10,988	64,610	247	9,131	84,976
Doubtful	---	---	---	---	---

Total	90,922	442,114	1,064	46,286	580,386
ASC 310-30 loans	27,457	49,453	---	23,823	100,733

Total	$118,379	$491,567	$1,064	$70,109	$681,119

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

     For residential and consumer loans, First Federal evaluates credit quality based on payment activity, accrual status, if a loan was modified from its original contractual terms, and if a loan is part of a commercial relationship.

     The following tables present the risk indicators for the residential and consumer loan portfolios.

Residential Credit Quality[1]	As of March 31, 2013

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$934,014	$25,895	$43,230	$1,003,139
Performing classified	10,261	---	1,111	11,372
Nonperforming	7,693	---	833	8,526

Total	951,968	25,895	45,174	1,023,037
ASC 310-30 loans	11,085	---	3,737	14,822

Total	$963,053	$25,895	$48,911	$1,037,859

	As of December 31, 2012

(in thousands)	Residential 1-4 Family	Residential Construction	Residential Land	Total Residential Loans

Performing	$928,298	$22,439	$48,165	$998,902
Performing classified	9,598	---	532	10,130
Nonperforming	7,137	---	785	7,922

Total	945,033	22,439	49,482	1,016,954
ASC 310-30 loans	11,322	---	3,257	14,579

Total	$956,355	$22,439	$52,739	$1,031,533

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

Consumer Credit Quality[1]	As of March 31, 2013

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$342,164	$278,329	$79,153	$39,512	$739,158
Performing classified	10,226	566	50	93	10,935
Nonperforming	9,795	3,219	125	271	13,410

Total	362,185	282,114	79,328	39,876	763,503
ASC 310-30 loans	10,923	---	---	124	11,047

Total	$373,108	$282,114	$79,328	$40,000	$774,550

	As of December 31, 2012

(in thousands)	Home Equity	Manufactured Housing	Marine	Other Consumer	Total Consumer Loans

Performing	$355,983	$276,522	$75,544	$41,644	$749,693
Performing classified	6,858	87	53	59	7,057
Nonperforming	10,551	3,491	139	318	14,499

Total	373,392	280,100	75,736	42,021	771,249
ASC 310-30 loans	11,272	---	---	151	11,423

Total	$384,664	$280,100	$75,736	$42,172	$782,672

[1]Credit quality indicators are reviewed and updated as applicable on an ongoing basis in accordance with credit policies.

     An analysis of changes in the allowance for loan losses follows.

	As of and for the Quarter Ended March 31, 2013

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction		Commercial Land	Consumer	Total

Balance at beginning of period	$7,790	$3,066	$10,099		$16	$2,805	$20,403	$44,179

Provision for loan losses before benefit from FDIC loss share agreements	1,669	1,833	3,068		19	574	2,148	$9,311
Benefit from FDIC loss share agreements	(250)	(145)	(1,621)		---	(1,318)	(5)	(3,339)

Provision for loan losses	1,419	1,688	1,447		19	(744)	2,143	5,972

Increase in FDIC indemnification asset	250	145	1,621		---	1,318	5	3,339

Loan charge-offs	(1,120)	(352)	(2,401)		(36)	(130)	(3,237)	(7,276)
Recoveries	49	83	312		32	109	628	1,213

Net charge-offs	(1,071)	(269)	(2,089)		(4)	(21)	(2,609)	(6,063)

Balance at end of period	$8,388	$4,630	$11,078		$31	$3,358	$19,942	$47,427

Loans as of March 31, 2013
Individually evaluated for impairment	$6,497	$2,009	$13,750	$	---	$3,466	$9,105	$34,827
Collectively evaluated for impairment	1,016,540	103,191	406,991		1,092	39,343	754,398	2,321,555
ASC 310-30 loans	14,822	24,969	47,149		---	21,773	11,047	119,760

Total loans	$1,037,859	$130,169	$467,890		$1,092	$64,582	$774,550	$2,476,142

	As of and for the Quarter Ended March 31, 2012

(in thousands)	Residential	Commercial Business	Commercial Real Estate	Commercial Construction	Commercial Land	Consumer	Total

Balance at beginning of period	$8,748	$4,106	$11,711	$397	$5,981	$22,581	$53,524

Provision for loan losses	41	719	567	2	1,046	4,370	6,745

Loan charge-offs	(1,253)	(887)	(1,624)	---	(1,505)	(4,802)	(10,071)
Recoveries	45	62	162	2	66	241	578

Net charge-offs	(1,208)	(825)	(1,462)	2	(1,439)	(4,561)	(9,493)

Balance at end of period	$7,581	$4,000	$10,816	$401	$5,588	$22,390	$50,776

Loans as of March 31, 2012
Individually evaluated for impairment	$2,698	$2,181	$11,111	$261	$2,541	$5,683	$24,475
Collectively evaluated for impairment	1,026,214	85,138	430,553	16,028	50,506	713,870	2,322,309
ASC 310-30 loans	264	735	5,675	---	1,739	370	8,783

Total loans	$1,029,176	$88,054	$447,339	$16,289	$54,786	$719,923	$2,355,567

     In accordance with ASC 310-30, First Financial evaluates the projected cash flows of its acquired loans that were identified as nonperforming at the time of acquisition on a quarterly basis. The ASC 310-30 evaluation is made on all acquired loans, including acquired covered loans. As of March 31, 2013, a net impairment of $4.6 million was projected on certain loan pools, primarily due to several large losses which occurred during the current quarter, and was recorded as an increase to the allowance for loan losses. A portion of the higher loss estimate was related to acquired covered loans and was recorded as an adjustment to the FDIC indemnification asset, which reduced the provision for loan losses.

Other Repossessed Assets Acquired

     The following table presents the components of other repossessed assets acquired, which is comprised of OREO and other consumer-related repossessed items, such as manufactured houses and boats, and is included in other assets on the Consolidated Balance Sheets.

	As of

(in thousands)	March 31, 2013	December 31, 2012

Residential real estate	$4,146	$4,660
Commercial real estate	5,165	5,588
Land	5,422	6,350
Consumer-related assets	1,577	1,740

Total other repossessed assets acquired	$16,310	$18,338

     The following table presents the components of OREO expenses, net.

	Quarters Ended March 31,

(in thousands)	2013	2012

Gain on sale of other real estate, net	$(214)	$(643)
Fair value writedown	805	989
Expenses, net	674	527
Rental income	(75)	(59)
Covered OREO expense reimbursement	(266)	(284)

Total other real estate expenses, net	$924	$530

NOTE 4. Loans Held for Sale, Loan Servicing and Mortgage Origination

     The portfolio of residential mortgages serviced for others was $1.9 billion at both March 31, 2013 and December 31, 2012. The amount of contractually specified servicing fees earned by First Federal for the quarter ended March 31, 2013 was $1.2 million, compared with $956 thousand for the quarter ended March 31, 2012. Servicing fees are recorded in mortgage and other loan income in the Consolidated Statements of Income.

     Mortgage servicing rights (“MSRs”) are recorded in other assets on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage and other loan income in the Consolidated Statements of Income. First Federal uses various free standing derivative instruments to mitigate the income statement effect of changes in fair value due to changes in valuation inputs and residential mortgage servicing rights assumptions. The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Quarters Ended March 31,

(in thousands)	2013	2012

Decrease in fair value of MSRs	$(431)	$(538)
Gain (loss) related to derivatives	194	(406)

Net effect on Consolidated Statements of Income	$(237)	$(944)

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

     The following table is an analysis of the activity in the MSRs.

	Quarters Ended March 31,

(in thousands)	2013	2012

Carrying value at beginning of period	$13,910	$10,663
Additions
Servicing assets that resulted from transfers of financial assets	1,818	1,773

Change in fair value
Due to increases (decreases) in valuation inputs or assumptions	221	(27)
Due to increases in principal paydowns or runoff	(652)	(511)

Carrying value at end of period	$15,297	$11,898

     The following table displays mortgage loan securitizations and whole loan sales during the respective periods.

	Quarters Ended March 31,

(in thousands)	2013	2012

Loan securitization with Fannie Mae	$71,131	$127,401
Loan sales to Fannie Mae	102,540	23,031
Loan sales to FHLB	3,521	2,678
Loan sales or securitizations to other investors	658	5,098

Total loan securitizations and loan sales	$177,850	$158,208

     Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 45 to 60 days. Loans held for sale, which consists of residential mortgage loans to be sold in the secondary market, was $33.8 million at March 31, 2013, compared with $55.2 million at December 31, 2012.

NOTE 5. FDIC Indemnification Asset

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

     The following table presents the change in the FDIC indemnification asset.

	As of March 31, 2013			As of March 31, 2012

(in thousands)	Gross Receivable	Discount	Net Receivable	Gross Receivable	Discount	Net Receivable

Balance at beginning of the period	$80,801	$(533)	$80,268	$51,213	$(192)	$51,021
Increase due to credit losses recorded on FDIC covered loans	3,339	---	3,339	---	---	---
Payments from FDIC for losses	(20,738)	---	(20,738)	(4,760)	---	(4,760)
Amortization of potential impairment	(3,806)	---	(3,806)	---	---	---
Changes due to change in cash flow assumptions on OREO	(228)	---	(228)	(4)	---	(4)
Discount accretion	---	82	82	---	15	15

Balance at end of the period	$59,368	$(451)	$58,917	$46,449	$(177)	$46,272

     During 2012, First Federal began recognizing a potential impairment on the indemnification asset. The performance of an underlying Cape Fear loan pool has been better than originally projected and cumulative payments received exceeded First Federal’s initial investment in the pool. As a result, First Federal may claim lower future reimbursements than projected at the time of the Cape Fear acquisition in 2009. The impairment was recorded in noninterest expense on the Consolidated Statements of Income. Additional expected losses related to Plantation increased the FDIC indemnification asset during the quarter ended March 31, 2013. As a result of its quarterly impairment analysis in accordance with ASC 310-30, First Federal projected an impairment on certain Plantation loan pools and increased the FDIC indemnification asset by $3.3 million during the quarter ended March 31, 2013.

     During the quarter ended March 31, 2013, First Federal received payments totaling $21.2 million from the FDIC, of which $488 thousand was credited to OREO expenses, net and other loan expense on the Consolidated Statements of Income. These payments satisfied all claims through December 31, 2012.

     As of the March 31, 2013 quarterly reporting period, First Federal filed $8.8 million in claims with the FDIC under the terms of the loss share agreements, and payment is expected during the second quarter of 2013.

NOTE 6. Earnings Per Share, Accumulated Other Comprehensive Loss, Dividend Restrictions and Other Regulatory Matters

Earnings Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by applying the treasury stock method. Under the treasury stock method, the exercise of dilutive stock options is assumed. The sum of the assumed proceeds of (1) the stock option exercises, (2) the amount of any tax benefits that would be credited to additional paid-in capital assuming exercise of the options, and (3) the unamortized compensation expense on in-the-money options not yet recognized pursuant to GAAP for share-based payments (see Note 8 to the Consolidated Financial Statements) are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased), if any, are included in the denominator of the diluted earnings per share calculation.

	Quarters Ended March 31,

(in thousands, except per share data)	2013	2012

Net income	$5,253	$1,739
Preferred stock dividends	813	813
Accretion on preferred stock discount	165	156

Net income available to common shareholders	$4,275	$770

Weighted average basic shares	16,529	16,527
Effect of dilutive stock options	18	1

Weighted average dilutive shares	16,547	16,528

Net income per common share
Basic	$0.26	$0.05
Diluted	0.26	0.05

     Stock options and warrants which were not included in computing diluted earnings per share because the effects were antidilutive totaled 418,242 as of March 31, 2013, compared to 624,157 as of March 31, 2012.

Accumulated Other Comprehensive Loss

     The following table summarizes the components of accumulated other comprehensive loss.

(in thousands)	Unrealized (loss) gain on securities available for sale	Change in pension liability	Total

Balance, December 31, 2011	$(1,889)	$(955)	$(2,844)
Net change in other comprehensive loss	719	---	719

Balance, March 31, 2012	$(1,170)	$(955)	$(2,125)

Balance, December 31, 2012	$(1,709)	$(975)	$(2,684)
Net change in other comprehensive loss	1,319	---	1,319

Balance, March 31, 2013	$(390)	$(975)	$(1,365)

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

     Quantitative measures established by regulation to ensure capital adequacy require First Financial and First Federal to maintain minimum amounts and ratios (as defined in the regulations and set forth in the table below) of tier 1 capital to total average assets and of risk-based capital to risk-based assets. As of March 31, 2013, both First Financial and First Federal met all capital adequacy requirements to which they are subject and were categorized as well-capitalized under the regulatory framework for prompt corrective action.

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

     Capital amounts and ratios are presented in the following table.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions[1]

	Amount	Ratio	Amount	Ratio	Amount	Ratio

First Financial[1]
As of March 31, 2013
Tier 1 capital to total average assets	$341,952	10.72%	$127,646	4.00%
Tier I capital to risk-based assets	341,952	15.30	89,409	4.00
Risk-based capital to risk-based assets	370,636	16.58	178,819	8.00

As of December 31, 2012
Tier 1 capital to total average assets	$337,908	10.54%	$128,287	4.00%
Tier I capital to risk-based assets	337,908	14.89	90,804	4.00
Risk-based capital to risk-based assets	366,897	16.16	181,608	8.00

First Federal
As of March 31, 2013
Tier 1 capital to total average assets	$326,547	10.24%	$127,579	4.00%	$159,474	5.00%
Tier I capital to risk-based assets	326,547	14.63	89,258	4.00	133,887	6.00
Risk-based capital to risk-based assets	355,185	15.92	178,516	8.00	223,146	10.00

As of December 31, 2012
Tier 1 capital to total average assets	$319,555	9.97%	$128,201	4.00%	$160,252	5.00%
Tier I capital to risk-based assets	319,555	14.10	90,685	4.00	136,028	6.00
Risk-based capital to risk-based assets	348,503	15.37	181,370	8.00	226,713	10.00

[1] Bank holding companies are not subject to the prompt corrective action provision of the Federal Deposit Insurance Act.

     First Federal is generally required by regulatory agencies to maintain certain minimum balances of cash or noninterest-bearing deposits with the Federal Reserve. During 2012, and the quarter ended March 31, 2013 First Federal maintained excess balances in an interest-bearing account with the Federal Reserve and as a result, there was no required balance needed at March 31, 2013 and December 31, 2012.

NOTE 7. Income Tax

     The income tax expense for the three months ended March 31, 2013 was $2.6 million, compared with $4.2 million for the three months ended March 31, 2012. The quarter ended March 31, 2012 included tax expense of $2.1 million for the state deferred tax asset write-off related to a difference in applicable South Carolina tax laws for banks versus thrifts upon First Federal’s conversion to a state-chartered commercial bank. The effective tax rate for the three months ended March 31, 2013 was 33.36%, compared with 70.92% for the quarter ended March 31, 2012. The decrease in the comparable effective tax rate was principally due to the state deferred tax asset write-off in the quarter ended March 31, 2012 as well as higher tax-exempt income resulting from purchasing bank owned life insurance during the second half of 2012. The effective tax rate for the three months ended March 31, 2012 excluding the deferred tax asset write-down was 35.62%.

     At March 31, 2013, First Financial had a net deferred tax liability of $8.3 million, compared to a net deferred tax liability position of $3.6 million at December 31, 2012.

NOTE 8. Share-Based Payment Arrangements

     At March 31, 2013, First Financial has one share-based compensation plan from which new awards may be granted. This plan may issue qualified and non-qualified options, restricted stock awards and other forms of equity compensation to employees and nonemployee directors. Under the active plan, the Board may issue up to 900,000 options, stock appreciation rights and restricted stock in the aggregate. At March 31, 2013, First Financial had 531,066 shares related to options and stock appreciation rights and 225,000 shares related to restricted stock awards available for grants. Stock options currently granted under the plan generally expire five years from the date of grant. Restrictions on non-vested stock generally lapse in three annual installments beginning on the first anniversary of the grant date.

     First Financial also has four plans that currently have option grants outstanding, but no new issuances may be made since these plans have been abandoned or terminated. Forfeited or expired options under the abandoned or terminated plans may not be reissued. At March 31, 2013, there were 113,293 options which remained outstanding under the four abandoned or terminated plans.

     Pursuant to the merger agreement entered into with SCBT Financial Corporation on February 19, 2013, no new awards may be issued by First Financial from its share-based compensation plan noted above.

     Compensation expense for stock options is recognized in salaries and employee benefits in the Consolidated Statements of Income. For the three months ended March 31, 2013 and March 31, 2012, First Financial recorded an expense of $27 thousand and $46 thousand respectively. First Financial recognized an income tax benefit of less than $100 thousand in the three months ended March 31, 2013 and March 31, 2012 respectively.

     Compensation cost is measured using the Black-Scholes option pricing model. The determined cost is recognized on a straight line basis over the requisite service period of the award.

     A summary of stock option activity is presented below.

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2012	259,189	22.30
Granted	---
Exercised	(6,406)	13.78
Forfeited or expired	(1,962)	22.47

Outstanding at March 31, 2013	250,821	22.51	1.20	622

Exercisable at March 31, 2013	233,528	23.13	1.13	505

Outstanding at December 31, 2011	404,387	23.80
Granted	---
Exercised	---
Forfeited or expired	(12,037)	25.92

Outstanding at March 31, 2012	392,350	23.73	1.70	21

Exercisable at March 31, 2012	339,013	25.15	1.54	6

     Stock options outstanding and exercisable as of March 31, 2013 are as follows.

	Options Outstanding			Options Exercisable

Range of Exercise Prices Low /High Outstanding	Number of Option Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Number of Option Shares Outstanding	Weighted- Average Exercise Price ($)

$8.90 / $13.63	29,775	1.54	11.87	29,775	11.87
$14.00 / $16.88	40,069	2.15	14.15	22,776	14.15
$17.00 / $19.54	55,542	0.72	19.54	55,542	19.54
$20.77 / $23.90	28,942	1.15	23.66	28,942	23.66
$24.26/ $28.50	22,150	0.22	25.21	22,150	25.21
$29.35 / $31.90	4,000	1.16	29.92	4,000	29.92
$32.28 / $38.71	70,343	1.21	32.38	70,343	32.38

	250,821	1.20	22.51	233,528	23.13

     As of March 31, 2013, there was $18 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost will be recognized in the second quarter of 2013.

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

     The following table presents First Federal’s loan and letter of credit commitments.

	As of

(in thousands)	March 31, 2013	December 31, 2012

Available unused lines of credit	$372,662	$377,473
Commitments to fund commercial real estate, construction and land development loans	31,449	26,401
Other unused commitments	48,395	39,055
Standby letters of credit	10,940	10,792

Derivative instruments

     First Federal utilizes derivatives as part of its risk management strategy in conducting its mortgage activities. These instruments may consist of financial forward and future contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. First Federal does not elect hedge accounting treatment for any of its derivative transactions; consequently, changes in fair value, both gains and losses, of the instrument are recorded in the Consolidated Statements of Income in mortgage and other loan income.

     Derivative contracts related to MSRs are used to offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. On March 31, 2013, First Federal had derivative financial instruments outstanding with notional amounts totaling $66.0 million compared with $63.0 million at December 31, 2012. The estimated net fair value of the open contracts related to the MSRs was a gain of $313 thousand at March 31, 2013 compared with a loss of $280 thousand at December 31, 2012.

     The following table presents First Federal’s obligation under forward commitments, the fair value of those obligations along with the fair value of derivative instruments associated with forward commitments.

	As of

(in thousands)	March 31, 2013	December 31, 2012

Mortgage loan pipeline	$83,634	$96,866
Expected pipeline closures	62,726	72,650
Fair value of mortgage loan pipeline commitments	1,304	1,943
Forward commitments	119,577	144,852
Fair value of forward commitments	489	1,347

NOTE 10. Fair Value of Financial Instruments

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

     The following table presents the carrying value and fair value of the financial instruments.

	As of March 31, 2013		As of December 31, 2012

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Cash and cash equivalents	$129,300	$129,300	$117,451	$117,451
Securities available for sale	314,597	314,597	253,798	253,798
Securities held to maturity	14,869	16,942	15,555	17,867
Nonmarketable securities	19,245	19,245	20,914	20,914
Total loans, net	2,428,715	2,471,335	2,451,145	2,502,376
Loans held for sale	33,752	33,752	55,201	55,201
FDIC indemnification asset	58,917	58,917	80,268	80,268
Other repossessed assets acquired[1]	16,310	16,310	18,338	18,338
Residential mortgage servicing rights[1]	15,297	15,297	13,910	13,910
Accrued interest receivable[1]	8,675	8,675	8,564	8,564
Derivative financial instruments[1]	2,140	2,140	2,561	2,561
Liabilities
Deposits	2,600,520	2,612,531	2,595,333	2,608,927
Advances from FHLB	233,000	258,517	233,000	260,409
Long-term debt	47,204	47,016	47,204	46,749
FDIC true-up liability[2]	2,396	2,396	3,658	3,658
Accrued interest payable[2]	5,792	5,792	6,114	6,114

[1] Included as part of other assets in the Consolidated Balance Sheets.
[2] Included as part of other liabilities in the Consolidated Balance Sheets.

     The methods and assumptions used to estimate the fair value of financial instruments are set forth below. There were no changes in the valuation methods used to estimate fair value from the year ended December 31, 2012.

Assets Recorded at Fair Value on a Recurring Basis

     The following tables present the financial instruments measured at fair value on a recurring basis.

	As of March 31, 2013

(in thousands)	Level 1	Level 2	Level 3		Total

Obligations of US government agencies and corporations	$1,019	$225	$	---	$1,244
State and municipal obligations	---	13,263		---	13,263
Collateralized debt obligations	---	---		3,504	3,504
Mortgage-backed securities	---	145,308		---	145,308
Collateralized mortgage obligations	---	144,507		---	144,507
Other securities	2,147	2,987		1,637	6,771

Securities available for sale	3,166	306,290		5,141	314,597

Residential mortgage servicing rights	---	---		15,297	15,297
Derivative financial instruments	2,140	---		---	2,140

Total assets at fair value	$5,306	$306,290		$20,438	$332,034

	As of December 31, 2012

(in thousands)	Level 1		Level 2	Level 3		Total

Obligations of US government agencies and corporations	$	---	$1,278	$	---	$1,278
State and municipal obligations		---	13,483		---	13,483
Collateralized debt obligations		---	---		3,332	3,332
Mortgage-backed securities		---	74,304		---	74,304
Collateralized mortgage obligations		---	154,883		---	154,883
Other securities		1,929	2,999		1,590	6,518

Securities available for sale		1,929	246,947		4,922	253,798

Residential mortgage servicing rights		---	---		13,910	13,910
Derivative financial instruments		2,561	---		---	2,561

Total assets at fair value		$4,490	$246,947		$18,832	$270,269

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

     The following table presents quantitative information regarding the assumptions used for valuing level 3 assets.

(dollars in thousands)	Fair Value as of March 31, 2013[1]	Valuation	Unobservable Input	Range (Weighted Average)

Collateralized debt obligations	$3,504	Discounted	Discount margin to LIBOR	10.50% - 16.80% (12.19%)
		cash flow	Constant default rate	0.25% - 0.84% (0.39%)
			Default percentage	8.06% - 48.92% (31.26%)

MSRs	$15,297	Discounted	Constant prepayment rate	14.60%
		cash flow	Discount rate	10.43%
			Delinquency percentage	1.63%

[1] Other level 3 securities totaling $1.6 million are valued based on data provided by the issuer

Changes in Fair Value Measurement Levels

     The table below includes changes in level 3 fair value measurements based on the hierarchy levels previously discussed. The gains (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012

(in thousands)	Securities Available For Sale	Residential Mortgage Servicing Rights	Securities Available For Sale	Residential Mortgage Servicing Rights

Balance, beginning of period	$4,922	$13,910	$57,028	$10,663
Total net losses for the year included in
Other-than-temporary impairment losses on investment securities	---	---	(69)	---
Mortgage and other loan income	---	(431)	---	(538)
Other comprehensive income, gross	172	---	274	---
Purchases	47	---	215	---
Servicing assets that resulted from transfers of financial assets	---	1,818	---	1,773
Paydowns	---	---	(3,424)	---

Balance, end of period	$5,141	$15,297	$54,024	$11,898

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

     The table below presents the assets measured at fair value on a nonrecurring basis categorized by the level of inputs used in the valuation of each asset and the corresponding realized loss.

(in thousands)	As of March 31, 2013	Level 1		Level 2	Level 3		Year to Date Losses

Assets
Loans held for sale	$33,752	$	---	$33,752	$	---	$	---
Impaired loans, net of specific allowance	33,502		---	---		33,502		3,752
Other repossessed assets acquired	16,310		---	---		16,310		408

Total	$83,564	$	---	$33,752		$49,812		$4,160

(in thousands)	As of December 31, 2012	Level 1		Level 2	Level 3		Year to Date Losses

Assets
Loans held for sale	$55,201	$	---	$55,201	$	---	$	---
Impaired loans, net of specific allowance	24,632		---	---		24,632		3,511
Other repossessed assets acquired	18,338		---	---		18,338		1,138

Total	$98,171	$	---	$55,201		$42,970		$4,649

Loans held for sale

     Loans held for sale is comprised of residential mortgage loans originated for sale in the secondary market. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and classified as nonrecurring level 2.

Impaired loans, net of specific allowance

     Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. These loans are generally collateral dependent and their value is measured based on the value of the collateral securing these loans. Certain assumptions and unobservable inputs are currently being used by appraisers, therefore qualifying these assets as level 3. Specific reserves for impaired loans were $1.3 million and $1.0 million at March 31, 2013 and December 31, 2012, respectively.

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

	As of March 31, 2013

(in thousands)	Level 1	Level 2		Level 3		Total

Assets
Cash and cash equivalents	$129,300	$	---	$	---	$129,300
Securities held to maturity	---		16,942		---	16,942
Nonmarketable securities	---		---		19,245	19,245
Total loans, net[1]	---		---		2,437,833	2,437,833
FDIC indemnification asset	---		---		58,917	58,917
Accrued interest receivable[2]	8,675		---		---	8,675
Liabilities
Deposits	---		---		2,612,531	2,612,531
Advances from FHLB	---		---		258,517	258,517
Long term debt	---		---		47,016	47,016
FDIC true-up liability[3]	2,396		---		---	2,396
Accrued interest payable[3]	5,792		---		---	5,792

	As of December 31, 2012

(in thousands)	Level 1	Level 2		Level 3		Total

Assets
Cash and cash equivalents	$117,451	$	---	$	---	$117,451
Securities held to maturity	---		17,867		---	17,867
Nonmarketable securities	---		---		20,914	20,914
Total loans, net [1]	---		---		2,477,744	2,477,744
FDIC indemnification asset	---		---		80,268	80,268
Accrued interest receivable[2]	8,564		---		---	8,564
Liabilities
Deposits	---		---		2,608,927	2,608,927
Advances from FHLB	---		---		260,409	260,409
Long term debt	---		---		46,749	46,749
FDIC true-up liability[3]	3,658		---		---	3,658
Accrued interest payable[3]	6,114		---		---	6,114

[1] Excludes impaired loans
[2] Included as part of other assets in the Consolidated Balance Sheets.
[3] Included as part of other liabilities in the Consolidated Balance Sheets.

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

Total loans, net

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

FDIC indemnification asset

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of and for the Quarters Ended

(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Summary of Operations
Interest income	$39,329	$41,549	$40,014	$39,343	$36,359
Interest expense	6,191	6,460	6,817	7,630	8,107

Net interest income	33,138	35,089	33,197	31,713	28,252
Provision for loan losses	5,972	4,161	4,533	4,697	6,745

Net interest income after provision for loan losses	27,166	30,928	28,664	27,016	21,507
Noninterest income	15,837	16,173	14,548	32,530	13,182
Noninterest expense	35,120	35,357	33,029	39,250	28,709

Income from operations before income taxes	7,883	11,744	10,183	20,296	5,980
Income tax expense	2,630	3,921	3,516	7,712	4,241

Net income	5,253	7,823	6,667	12,584	1,739
Preferred stock dividends	813	812	813	812	813
Accretion on preferred stock	165	163	160	158	156

Net income available to common shareholders	$4,275	$6,848	$5,694	$11,614	$770

Per Common Share Data
Net income per common share
Basic	$0.26	$0.41	$0.34	$0.70	$0.05
Diluted	0.26	0.41	0.34	0.70	0.05
Market price, end of period	20.96	13.08	12.99	10.72	11.00
Book value per common share	14.50	14.20	13.77	13.45	12.89
Tangible book value per common share (non-GAAP)[1]	14.04	13.71	13.25	12.91	12.75
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, end of period (000s)	16,533	16,527	16,527	16,527	16,527
Balance Sheet Summary, at period end
Assets	$3,216,647	$3,215,558	$3,245,487	$3,304,174	$3,145,538
Investment securities	348,711	290,267	276,633	293,400	500,331
Loans	2,476,142	2,495,324	2,574,369	2,632,483	2,355,567
Allowance for loan losses	47,427	44,179	46,351	48,799	50,776
Deposits	2,600,520	2,595,333	2,616,757	2,703,202	2,264,489
Borrowings	280,204	280,204	300,204	280,204	580,204
Shareholders’ equity	304,689	299,641	292,500	287,264	278,043
Balance Sheet Summary, average for the quarter
Assets	$3,200,485	$3,216,018	$3,283,512	$3,339,705	$3,151,385
Investment securities	316,426	283,929	291,223	443,181	490,356
Loans	2,481,410	2,545,956	2,608,522	2,564,789	2,378,789
Allowance for loan losses	44,375	45,997	48,329	50,547	52,282
Deposits	2,576,968	2,594,112	2,664,207	2,596,642	2,228,613
Borrowings	280,229	282,122	294,796	428,505	609,665
Shareholders’ equity	301,921	296,851	290,047	285,672	277,390
Performance Metrics
Return on average assets[2]	0.67%	0.97%	0.81%	1.52%	0.22%
Return on average shareholders’ equity[2]	7.06	10.48	9.14	17.72	2.52
Net interest margin (FTE)[3]	4.51	4.69	4.35	4.08	3.84
Net interest margin, adjusted (non-GAAP)[1]	3.99	4.15	4.29	4.08	3.84
Efficiency ratio (non-GAAP)[1,2]	71.09	67.69	69.19	66.05	68.87
Pre-tax pre-provision earnings (non-GAAP)[1]	$13,855	$15,905	$14,716	$24,993	$12,725

[1]	See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Represents an annualized rate
[3]	Net interest margin includes taxable equivalent adjustments to interest income based on a federal tax rate of 35%

Five Quarter Summary of Selected Financial Data (Continued)
	As of and for the Quarters Ended

(dollars in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Capital Ratios
Equity to assets	9.47%	9.32%	9.01%	8.69%	8.84%
Tangible common equity to tangible assets (non-GAAP)[1]	7.23	7.07	6.77	6.47	6.70
Dividend payout ratio	19.23	12.20	14.71	7.14	100.00
Tier 1 leverage capital ratio	10.72	10.54	10.12	9.79	10.22
Tier 1 risk-based capital ratio	15.30	14.89	14.42	13.89	14.81
Total risk-based capital ratio	16.58	16.16	15.70	15.16	16.08
Tier 1 leverage capital ratio (First Federal)	10.24	9.97	9.47	9.06	9.00
Tier 1 risk-based capital ratio (First Federal)	14.63	14.10	13.50	12.86	13.05
Total risk-based capital ratio (First Federal)	15.92	15.37	14.78	14.13	14.32
Asset Quality Metrics
Allowance for loan losses as a percent of loans	1.92%	1.77%	1.80%	1.85%	2.16%
Allowance for loan losses as a percent of nonperforming loans	97.42	89.30	94.53	97.72	101.75
Nonperforming loans as a percent of loans	1.97	1.98	1.90	1.90	2.12
Nonperforming assets as a percent of loans and other repossessed assets acquired	2.61	2.70	2.72	2.94	3.02
Nonperforming assets as a percent of total assets	2.02	2.11	2.18	2.36	2.28
Net loans charged-off as a percent of average loans[2]	0.98	0.99	1.07	1.04	1.60
Net loans charged-off	$6,063	$6,333	$6,981	$6,673	$9,493
Asset Quality Metrics Excluding Acquired Covered Loans
Allowance for loan losses as a percent of legacy loans	2.08%	1.94%	1.99%	2.06%	2.28%
Allowance for loan losses as a percent of legacy nonperforming loans	118.82	108.23	118.82	123.30	148.22
Nonperforming loans as a percent of legacy loans	1.75	1.79	1.67	1.67	1.54
Nonperforming assets as a percent of legacy loans and other repossessed assets acquired	2.04	2.17	1.97	2.01	2.00
Nonperforming assets as a percent of total assets	1.45	1.54	1.42	1.45	1.42

[1]	See Item 2. Management’s Discussion and Anaylsis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures
[2]	Represents an annualized rate

     The following presents management’s discussion and analysis of First Financial Holdings, Inc. (“First Financial”) and its wholly-owned subsidiaries, including First Federal Bank (“First Federal”), a South Carolina-chartered commercial bank, with regard to their financial condition and results of operations for the three months ended March 31, 2013. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in First Financial’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission (“SEC”) on March 18, 2013. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in First Financial’s 2012 Annual Report on Form 10-K, which contains important additional information that is necessary to understand First Financial and its financial condition and results of operations for the periods covered by this report.

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

Forward-Looking Statements

     Statements in this Quarterly Report on Form 10-Q, that are not statements of historical fact, including without limitation, statements that include terms such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” or “could” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future financial and operating results, plans, objectives, expectations and intentions involve risks and uncertainties, many of which are beyond First Financial’s control or are subject to change. No forward-looking statement is a guarantee of future performance and actual results could differ materially from those anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the general business environment; general economic conditions nationally and in the States of North and South Carolina; interest rates; the North and South Carolina real estate markets; the demand for mortgage loans; the credit risk of lending activities, including changes in the level and trend of delinquent and nonperforming loans and charge-offs; changes in First Federal’s allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and real estate markets; results of examinations by banking regulators, including the possibility that any such regulatory authority may, among other things, require First Federal to increase its allowance for loan losses, write-down assets, change First Federal’s regulatory capital position or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect liquidity and earnings; First Financial’s ability to control operating costs and expenses; First Financial’s ability to successfully integrate any assets, liabilities, customers, systems, and management personnel acquired or may in the future acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; competitive conditions between banks and non-bank financial services providers; regulatory changes, including new or revised rules and regulations implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and closing conditions related to the proposed merger with SCBT, including regulatory and shareholder approvals required for the consummation of the proposed merger with SCBT Financial Corporation (“SCBT”). Other risks, that could cause or contribute to such differences, are also detailed in First Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K that are filed with the Securities and Exchange Commission, which are available at the SEC’s website www.sec.gov. Other factors not currently anticipated may also materially and adversely affect First Financial’s results of operations, cash flows, and financial condition. There can be no assurance that future results will meet expectations. While First Financial believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. First Financial does not undertake, and expressly disclaims, any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

These factors also include risks and uncertainties detailed from time to time in First Financial’s other filings with the SEC, such as the risk factors listed in “Item 1A. Risk Factors,” of First Financial’s 2012 Annual Report on Form 10-K and subsequent Forms 10-Q (including this Form 10-Q). Other factors not currently anticipated may also materially and adversely affect First Financial’s results of operations, cash flows, and financial condition. There can be no assurance that future results will meet expectations. While First Financial believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. First Financial does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

SCBT Merger

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

The merger is expected to close in the third quarter of 2013, subject to customary closing conditions, including (1) approval of the Agreement by First Financial’s shareholders and by SCBT’s shareholders, (2) receipt of required regulatory approvals without the imposition of a condition that would have or be reasonably likely to have a material adverse effect on First Financial or SCBT, (3) the absence of any law or order prohibiting the consummation of the merger, (4) approval of the listing on the NASDAQ Global Select Market of the common stock of SCBT to be issued in the merger and (5) the effectiveness of the registration statement for the common stock of SCBT to be issued in the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the merger will qualify as a reorganization within the meaning of the Internal Revenue Code of 1986. SCBT’s obligation to complete the merger is further subject to additional customary conditions, including (1) the imminent occurrence of the First Federal merger into SCBT Bank, (2) the execution and delivery of an Advisory Board Member Agreement by each of the then-sitting members of the board of directors of First Financial who desires to join the advisory board, and (3) the transfer of First Financial’s shared loss contracts with the FDIC from First Financial to SCBT without adverse modification or amendment to such contracts and without cost to SCBT.

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

The foregoing description of the merger and the Agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is Exhibit 2.1 to this Form 10-Q and is incorporated by reference herein. The Agreement provides investors and security holders with information regarding its terms. It is not intended to provide any other financial information about First Financial, SCBT or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the Agreement were made only for purposes of that agreement and as of specific dates, are solely for the benefit of the parties to the Agreement, may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. Investors should not rely on the representations, warranties or covenants or any description thereof as characterizations of the actual state of facts or condition of First Financial, SCBT or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the Agreement, which subsequent information may or may not be fully reflected in public disclosures by First Financial or SCBT.

Results of Operations

     First Financial recorded net income available to common shareholders of $4.3 million for the quarter ended March 31, 2013, compared with $770 thousand for the quarter ended March 31, 2012. Diluted net income per common share was $0.26 for the quarter ended March 31, 2013, compared with $0.05 per common share for the quarter ended March 31, 2012.

Net Interest Income

     The following tables present an analysis of net interest income, interest spread and net interest margin with average balances and related weighted average interest rates.

Average Balances, Net Interest Income, Average Rates
	Quarters Ended March 31,

	2013			2012

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Earning assets
Interest-bearing deposits with banks	$62,441	$29	0.19%	$8,484	$1	0.05%
Securities available for sale	280,293	1,828	2.65	434,798	3,378	3.11
Securities held to maturity[1]	15,345	238	9.54	20,247	334	10.25
Nonmarketable securities	20,788	159	3.10	35,311	155	1.77
Loans[2]
Residential	1,036,799	10,297	3.97	1,033,877	10,506	4.06
Commercial	666,730	12,846	7.81	618,032	9,167	5.97
Consumer	777,881	13,470	7.02	726,970	12,453	6.89

Total loans	2,481,410	36,613	5.98	2,378,879	32,126	5.43
Loans held for sale	47,156	380	3.22	41,121	350	3.40
FDIC indemnification asset, net	70,794	82	0.47	48,774	15	0.12

Total earning assets	2,978,227	39,329	5.35	2,967,614	36,359	4.94

Nonearning assets
Cash and due from banks	49,530			53,821
Allowance for loan losses	(44,375)			(52,282)
Other assets	217,103			182,232

Total assets	$3,200,485			$3,151,385

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$498,742	$154	0.13%	$421,543	$125	0.12%
Savings	274,888	70	0.10	215,523	84	0.16
Money market	477,928	406	0.34	329,420	313	0.38
Time deposits	929,183	2,542	1.11	979,831	3,429	1.41

Total interest-bearing deposits	2,180,741	3,172	0.59	1,946,317	3,951	0.82
Advances from FHLB	233,000	2,222	3.87	563,759	3,359	2.40
Long-term debt	47,229	797	6.75	45,906	797	6.95

Total interest-bearing liabilities	2,460,970	6,191	1.02	2,555,982	8,107	1.28

Noninterest-bearing liabilities
Noninterest-bearing deposits	396,227			282,296
Other liabilities	41,367			35,717

Total liabilities	2,898,564			2,873,995
Shareholders’ equity	301,921			277,390

Total liabilities and shareholders’ equity	$3,200,485			$3,151,385

Net interest income/interest spread		$33,138	4.33		$28,252	3.66

Contribution of noninterest-bearing sources of funds[3]			0.18			0.18

Net interest margin (FTE)[4]			4.51%			3.84%

[1]

Interest income used in the average rate calculation includes the tax equivalent adjustment of $158 thousand and $182 thousand for the quarters ended March 31, 2013 and 2012, respectively, calculated based on a federal tax rate of 35%.

[2]	Total loans include nonaccrual loans. Loan fees, which are not material for any of the periods, have been included in loan interest income for the rate calculation.
[3]	Equates to total cost of funds of 0.88% and 1.15% for the quarters ended March 31, 2013 and 2012, respectively.
[4]	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources supporting earning assets.

     Net interest margin adjusted for the cash received and the incremental loan accretion on the former Cape Fear Bank (“Cape Fear”) loan pool was 3.99% for the March 31, 2013 quarter, a 15 basis point increase over the March 31, 2012 quarter. The increase was principally caused by the accretion and amortization of purchase accounting adjustments resulting from the acquisition of certain former Plantation Federal Savings Bank (“Plantation”) assets and liabilities from the FDIC in April 2012. In addition, improved performance on a Cape Fear loan pool, a lower cost of funds as maturing time deposits have been replaced with core deposits and the continued funding mix shift from borrowings to core deposits have positively impacted net interest margin as compared with the same quarter of the prior year.

     Net interest income for the quarter ended March 31, 2013 was $33.1 million, an increase of $4.9 million or 17.3% over the same quarter last year. The increase was primarily the effect of the improved performance of a Cape Fear loan pool as well as higher levels of average earning assets from the Plantation acquisition and Liberty Savings Bank (“Liberty”) branch purchase in April 2012.

     Net interest income can be analyzed in terms of the impact of changes in volume as well as changes to interest rates. The following table presents changes in interest income, interest expense and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

	Quarter Ended March 31, 2013 Versus 2012 Increase (Decrease) due to

(in thousands)	Volume	Rate	Net

Interest income
Interest-bearing deposits with banks	$19	$9	$28
Securities available for sale	(1,094)	(456)	(1,550)
Securities held to maturity	(75)	(21)	(96)
Nonmarketable securities	(82)	86	4
Loans
Residential	30	(239)	(209)
Commercial	746	2,933	3,679
Consumer	797	220	1,017

Total loans	1,573	2,914	4,487
Loans held for sale	49	(19)	30
FDIC indemnification asset	10	57	67

Total interest income	400	2,570	2,970

Interest expense
Interest-bearing deposits
Interest-bearing checking	23	6	29
Savings	20	(34)	(14)
Money market	128	(35)	93
Time deposits	(166)	(721)	(887)

Total interest-bearing deposits	5	(784)	(779)
Advances from FHLB	(2,577)	1,440	(1,137)
Long-term debt	3	(3)	---

Total interest expense	(2,569)	653	(1,916)

Net interest income	$2,969	$1,917	$4,886

Note: The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

     The increase in net interest income for the three month period reflects volume and rate variances that were positive in the aggregate. The positive volume and rate variances were primarily the result of the Plantation and Liberty acquisitions completed in the second quarter of 2012. The three month period reflects a positive loan rate and volume variance due primarily to the acquisition of Plantation loans, the related purchase accounting, and the improved performance of loans acquired from the former Cape Fear Bank. The effects of the acquisitions were partially offset by negative volume and rate variances on investment securities available for sale as well as negative rate variances on advances from Federal Home Loan Bank of Atlanta (“FHLB”) due to the balance sheet repositioning in the second quarter of 2012. The change in interest expense also reflects a positive rate variance on deposits due to the continued decline in rates paid on core and time deposits resulting from an ongoing strategy to reduce maturing high rate retail and wholesale time deposits and a shift in funding to core deposits.

Provision for Loan Losses

     After determining what First Financial believes is an adequate allowance for loan losses based on the estimated risk inherent in the loan portfolio, the provision for loan losses is calculated based on the net effect of the change in the allowance for loan losses and net charge-offs. The provision for loan losses was $6.0 million for the quarter ended March 31, 2013, which included $1.3 million due to recognizing impairment on certain Plantation loan pools which have lower cash flows than originally projected. In accordance with Accounting Standards Codification (“ASC”) 310-30, First Financial evaluates the projected cash flows of its acquired loans that were identified as nonperforming at the time of acquisition on a quarterly basis. The ASC 310-30 evaluation is made on all acquired loans, including those loans covered by loss share agreements with the FDIC (“acquired covered”). As of March 31, 2013, a net impairment of $4.6 million was projected on certain loan pools, primarily due to several large losses which occurred during the current quarter, and was recorded as an increase to the allowance for loan losses. A portion of the higher loss estimate was related to acquired covered loans and was recorded as an adjustment to the FDIC indemnification asset, which reduced the provision for loan losses. Excluding the impact from the ASC 310-30 evaluation, the provision for loan losses for the quarter ended March 31, 2013 was $4.7 million, a decrease of $2.0 million or 30.1% from the same quarter last year. The decrease was related to the continued improvement in historical loss trends and general stabilization of credit metrics through March 31, 2013. See “Allowance for Loan Losses” for additional discussion regarding the calculation of the allowance for loan losses and information related to loan charge-offs.

Noninterest Income

     The following table summarizes the components of noninterest income.

	Quarters Ended March 31,		Change

(in thousands)	2013	2012	$	%[1]

Service charges on deposit accounts	$7,263	$7,302	$(39)	(0.5)%
Mortgage and other loan income	4,435	3,435	1,000	29.1
Trust and plan administration income	1,067	1,081	(14)	(1.3)
Brokerage fees	714	664	50	7.5
Bank owned life insurance income	373	---	373	NM
Other income	932	769	163	21.2
Other-than-temporary impairment losses on investment securities	(268)	(69)	(199)	NM
FDIC true-up liability release	1,321	---	1,321	NM

Total noninterest income	$15,837	$13,182	$2,655	20.1%

[1]Any variance greater than +/- 250% has been designated as “Not Meaningful” (NM).

     Noninterest income for the quarter ended March 31, 2013 included a release on the FDIC true-up liability, which was recorded in conjunction with the ASC 310-30 quarterly evaluation discussed above as the higher projected losses will reduce the amount that First Federal might have to potentially remit to the FDIC based on the initial purchase bid.

     The increase in noninterest income was primarily the result of higher mortgage and other loan income, bank owned life insurance and the FDIC true-up liability release discussed above. The increase in mortgage and other loan income was due in large part to more favorable hedge adjustments on both the mortgage servicing rights and the mortgage pipeline hedges in the current quarter due to the continued low interest rate environment and higher volumes related to the addition of correspondent lenders. The increase in bank owned life insurance was the result of purchasing these policies during the second half of 2012.

Noninterest Expense

     The following table summarizes the components of noninterest expense.

	Quarters Ended March 31,		Change

(in thousands)	2013	2012	$	%[1]

Salaries and employee benefits	$16,335	$15,142	$1,193	7.9%
Occupancy costs	2,214	2,267	(53)	(2.3)
Furniture and equipment	2,068	1,809	259	14.3
Other real estate expenses, net	924	530	394	74.3
FDIC insurance and regulatory fees	531	994	(463)	(46.6)
Professional services	2,070	1,465	605	41.3
Advertising and marketing	866	652	214	32.8
Other loan expense	1,372	1,351	21	1.6
Intangible amortization	512	90	422	NM
FDIC indemnification impairment	3,806	---	3,806	NM
Other expense	4,422	4,409	13	0.3

Total noninterest expense	$35,120	$28,709	$6,411	22.3%

[1]Any variance greater than +/- 250% has been designated as “Not Meaningful” (NM).

     The increase in noninterest expense was primarily related to the impact of the Plantation and Liberty acquisitions and the FDIC indemnification impairment related to improved performance on a Cape Fear loan pool, as well as higher Other Real Estate Owned (“OREO”) expenses, net and professional services, partially offset by lower FDIC insurance and regulatory fees. OREO expenses increased primarily as the result of lower gains recognized on sold properties. The increase in professional fees was the result of merger-related expenses during the current quarter. The decrease in FDIC insurance and regulatory fees was the result of lower regulatory fees after becoming a Federal Reserve Bank of Richmond (“Federal Reserve”) member bank.

Income Taxes

     The income tax expense for the three months ended March 31, 2013 totaled $2.6 million a decrease of $1.6 million or 38.0% from the same quarter last year. The quarter ended March 31, 2012 included a tax expense of $2.1 million for the state deferred tax asset write-off related to a difference in applicable South Carolina tax laws for banks versus thrifts upon First Federal’s conversion to a state-chartered commercial bank. In addition, the variance was the result of the change in pre-tax income. The effective tax rate for the three months ended March 31, 2013 was 33.36%, compared with 70.92% for the quarter ended March 31, 2012. The decrease in the effective tax rate was principally due to higher tax-exempt income resulting from purchasing bank owned life insurance during the second half of 2012 and the write-off of the state deferred tax asset in the first quarter of 2012. The effective tax rate for the three months ended March 31, 2012 excluding the deferred tax asset write-down was 35.62%. Refer to Note 7 to the Consolidated Financial Statements for additional information.

Financial Condition

     Total assets at March 31, 2013 were $3.2 billion, essentially unchanged from December 31, 2012 and an increase of $71.1 million or 2.3% over March 31, 2012. While total assets were essentially unchanged from December 31, 2012, decreases in total loans, loans held for sale and the FDIC indemnification asset from December 31, 2012 were substantially offset by increases in interest-bearing deposits with banks and securities available for sale. The increase in total assets over March 31, 2012 was principally due to the Plantation and Liberty acquisitions, partially offset by a decrease in investment securities as part of repositioning the balance sheet during the second quarter of 2012.

Cash and Cash Equivalents

     Cash and cash equivalents totaled $129.3 million at March 31, 2013, an increase of $11.8 million or 10.1% over December 31, 2012 and an increase of $65.8 million or 103.6% over March 31, 2012. The variance was primarily the result of holding short-term excess funds at the Federal Reserve in an interest-bearing account.

Investment Securities

     Investment securities at March 31, 2013 totaled $348.7 million, an increase of $58.4 million or 20.1% over December 31, 2012 and a decrease of $151.6 million or 30.3% from March 31, 2012. The increase over December 31, 2012 was due to new security purchases, partially offset by normal principal reductions and cash flows from called securities. The decrease from March 31, 2012 was primarily the result of the sale of $203.6 million of mortgage-backed securities during the quarter ended June 30, 2012 as part of repositioning the balance sheet, partially offset by new security purchases since the repositioning. See Note 2 to the Consolidated Financial Statements for additional information regarding investment securities.

Loans

     The following table summarizes the loan portfolio by major categories.

FIRST FINANCIAL HOLDINGS, INC.
LOANS

(in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Residential loans
Residential 1-4 family	$963,053	$956,355	$1,008,130	$1,023,800	$972,881
Residential construction	25,895	22,439	19,660	19,601	15,501
Residential land	48,911	52,739	52,616	56,073	40,794
Total residential loans	1,037,859	1,031,533	1,080,406	1,099,474	1,029,176

Commercial loans
Commercial business	130,169	118,379	125,345	107,804	88,054
Commercial real estate	467,890	491,567	520,135	555,588	447,339
Commercial construction	1,092	1,064	1,801	17,201	16,289
Commercial land	64,582	70,109	74,306	78,011	54,786
Total commercial loans	663,733	681,119	721,587	758,604	606,468

Consumer loans
Home equity	373,108	384,664	380,000	388,534	347,825
Manufactured housing	282,114	280,100	277,744	276,607	275,845
Marine	79,328	75,736	69,314	59,643	50,458
Other consumer	40,000	42,172	45,318	49,621	45,795
Total consumer loans	774,550	782,672	772,376	774,405	719,923
Total loans	2,476,142	2,495,324	2,574,369	2,632,483	2,355,567
Less: Allowance for loan losses	47,427	44,179	46,351	48,799	50,776
Total loans, net	$2,428,715	$2,451,145	$2,528,018	$2,583,684	$2,304,791

     Total loans at March 31, 2013 decreased $19.2 million or 0.8% from December 31, 2012 and increased $120.6 million or 5.1% over March 31, 2012. The decrease from December 31, 2012 was a result of reductions in the commercial and consumer loan categories due to several large payoffs and paydowns on commercial real estate and commercial land loans, higher loss claims on the Plantation portfolio and normal cash flows. The decline in commercial loans is consistent with a strategy to reduce problem and criticized loan balances, both legacy as well as those in acquired portfolios. The increase in total loans over March 31, 2012 was primarily the result of the Plantation and Liberty acquisitions which occurred during the quarter ended June 30, 2012, partially offset by normal loan portfolio activity.

     At March 31, 2013, loans held for sale totaled $33.8 million, a decrease of $21.4 million or 38.9% from December 31, 2012 and a decrease of $18.6 million or 35.5% from March 31, 2012. The decreases were the result of the timing of sales into the secondary market, with a primary contributor being the shift to cash loan sales which generally settle more quickly than loan securitization sales. Secondary market sales generally settle in 45-60 days.

     In April 2009 and April 2012, First Federal entered into purchase and assumption agreements with the FDIC to acquire certain assets and liabilities of Cape Fear and Plantation, respectively, under which all Cape Fear loans and certain Plantation commercial loans and OREO were covered under loss share agreements with the FDIC (“acquired covered loans” or “acquired covered assets”). In addition, First Federal acquired five branches from Liberty in April 2012. The Plantation loans and OREO not covered under its loss share agreement and all of the Liberty loans are considered “acquired non-covered loans” or “acquired non-covered assets.” Loans that were originated through First Federal’s normal origination channels (i.e., not acquired in an acquisition) that are part of the loan portfolio or have subsequently migrated to OREO are considered “legacy loans” or “legacy assets.” See Notes 3 and 4 to the Consolidated Financial Statements for additional information.

     The following tables summarize acquired loans.

	As of

	As of March 31, 2013				As of December 31, 2012

Acquired non-covered loans (in thousands)	Loans Outstanding	Delinquent Loans		Nonperforming Loans	Loans Outstanding	Delinquent Loans		Nonperforming Loans

Residential loans
Residential 1-4 family	$40,460	$	---	$59	$42,171	$	---	$59
Residential Construction	---		---	---	237		---	---
Residential land	412		---	---	419		2	---

Total residential loans	40,872		---	59	42,827		2	59

Commercial loans
Commercial business	18,864		---	---	19,469		53	---
Commercial real estate	5,282		---	---	5,585		58	---
Commercial land	1,057		---	---	1,443		---	---

Total commercial loans	25,203		---	---	26,497		111	---

Consumer loans
Home equity	45,434		27	176	48,108		369	269
Other consumer	591		1	---	699		---	---

Total consumer loans	46,025		28	176	48,807		369	269

Total loans	$112,100		$28	$235	$118,131		$482	$328

Other repossessed assets acquired	$991				$1,457
Criticized loans[1]	---				---
Classified loans[1]	525				744

[1] See Note 3 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

	As of

	March 31, 2013						December 31, 2012

Acquired covered loans (in thousands)	Loans Outstanding		Delinquent Loans		Nonperforming Loans		Loans Outstanding	Delinquent Loans	Nonperforming Loans

Residential loans
Residential 1-4 family	$	---	$	---	$	---	$1,911	$355	$	---
Residential land		11,803		140		8	11,748	---		8

Total residential loans		11,803		140		8	13,659	355		8

Commercial loans
Commercial business		18,322		133		285	21,496	404		220
Commercial real estate		118,958		1,130		6,792	127,274	473		6,573
Commercial land		27,293		726		630	30,588	45		785

Total commercial loans		164,573		1,989		7,707	179,358	922		7,578

Consumer loans
Home equity		23,732		1,236		1,024	22,531	366		1,033
Other consumer		1,078		---		30	1,141	2		30

Total consumer loans		24,810		1,236		1,054	23,672	368		1,063

Total loans		$201,186		$3,365		$8,769	$216,689	$1,645		$8,649

Other repossessed assets acquired		$9,677					$9,608
Criticized loans[1]		3,666					4,254
Classified loans[1]		18,684					17,869

[1] See Note 3 to the Consolidated Financial Statements for the regulatory definition of criticized and classified.

Asset Quality

     Because lending activities comprise such a significant source of revenue, First Federal seeks to adhere to sound lending practices. First Federal’s Management Loan Committee, which consists of the Chief Credit Officer and senior lending personnel, is authorized to approve loans to one borrower or a group of related borrowers up to $5.0 million in the aggregate. Loan requests for relationships in excess of $5.0 million in aggregate credit exposure are presented to the loan committee of First Federal’s Board for review and approval.

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

Measuring Asset Quality for Acquired Loans

     Acquired loans are carried at fair value in accordance with ASC 805, Business Combinations. In addition, loans that displayed deteriorated credit quality at acquisition are accounted for in accordance with ASC 310-30, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, are deemed to be performing loans, and are not included in First Federal’s delinquent and nonperforming credit metrics. Acquired loans that were considered performing at acquisition but have subsequently become delinquent, impaired or nonperforming (as defined below) are included in the appropriate credit metric. As discussed in Note 5 to the Consolidated Financial Statements, some of the acquired loans are covered under loss share agreements with the FDIC and, as such, have a lower risk of loss if they are deemed uncollectible as First Federal will file a loss claim with the FDIC to be reimbursed in accordance with their agreement. The outstanding loan balance and credit metrics as of March 31, 2013 for the acquired loan portfolios are displayed in two tables in the “Loans” section above.

Delinquent Loans

     The following table presents loans that were past due 30-89 days which were not otherwise on nonaccrual status.

FIRST FINANCIAL HOLDINGS, INC.
DELINQUENT LOANS

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
(dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Residential loans
Residential 1-4 family	$1,433	0.15%	$2,800	0.29%	$2,361	0.23%	$1,244	0.12%	$1,889	0.19%
Residential construction	284	1.10	---	---	---	---	---	---	---	---
Residential land	725	1.48	47	0.09	157	0.30	475	0.85	123	0.30
Total residential loans	2,442	0.24	2,847	0.28	2,518	0.23	1,719	0.16	2,012	0.20

Commercial loans
Commercial business	1,255	0.96	847	0.72	582	0.46	903	0.84	1,677	1.90
Commercial real estate	4,252	0.91	3,492	0.71	2,397	0.46	3,014	0.54	3,065	0.69
Commercial land	1,540	2.38	1,573	2.24	318	0.43	675	0.87	2,271	4.15
Total commercial loans	7,047	1.06	5,912	0.87	3,297	0.46	4,592	0.61	7,013	1.16

Consumer loans
Home equity	2,758	0.74	4,414	1.15	2,204	0.58	2,017	0.52	3,315	0.95
Manufactured housing	1,162	0.41	3,241	1.16	2,506	0.90	1,835	0.66	1,502	0.54
Marine	154	0.19	284	0.37	227	0.33	300	0.50	358	0.71
Other consumer	177	0.44	384	0.91	742	1.64	626	1.26	445	0.97
Total consumer loans	4,251	0.55	8,323	1.06	5,679	0.74	4,778	0.62	5,620	0.78
Total delinquent loans	$13,740	0.55%	$17,082	0.68%	$11,494	0.45%	$11,089	0.42%	$14,645	0.62%

     First Federal’s credit quality metrics at March 31, 2013 reflect seasonal decreases normally experienced in the first calendar quarter of each year as well as improved performance over the same quarter last year. Delinquent loans at March 31, 2013 decreased $3.3 million or 19.6% from December 31, 2012 and decreased $905 thousand or 6.2% from March 31, 2012. The decrease from the prior quarter was driven by lower delinquent consumer loans due to normal seasonal fluctuations, partially offset by higher delinquent commercial loans, of which several larger loans are in the process of resolution. The decrease from the same quarter last year was primarily the result of continued collection efforts. Total delinquent loans at March 31, 2013 included $3.4 million in acquired covered loans, as compared with $1.6 million and $3.1 million at December 31, 2012 and March 31, 2012, respectively.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, loans delinquent 90 days or more and still accruing, restructured loans still accruing and other repossessed assets acquired through foreclosure. With the exception of the credit card portfolio, loans are placed on nonaccrual status when they become 90 days delinquent. In addition, loans that were not delinquent in excess of 90 days but exhibited doubt as to First Federal’s ability to collect all contractual principal and interest have been classified as impaired under ASC 310-10, as discussed further below, and placed on nonaccrual status. The following table presents the composition of nonperforming assets.

FIRST FINANCIAL HOLDINGS, INC.

NONPERFORMING ASSETS

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
(dollars in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Residential loans
Residential 1-4 family	$7,693	0.80%	$7,137	0.75%	$10,881	1.08%	$10,460	1.02%	$6,649	0.68%
Residential land	576	1.18	785	1.49	1,558	2.96	1,423	2.54	1,398	3.43
Total residential loans	8,269	0.80	7,922	0.77	12,439	1.15	11,883	1.08	8,047	0.78

Commercial loans
Commercial business	1,813	1.39	1,460	1.23	1,407	1.12	1,198	1.11	1,931	2.19
Commercial real estate	18,213	3.89	18,386	3.74	15,853	3.05	15,918	2.87	18,474	4.13
Commercial construction	---	---	247	23.21	247	13.71	261	1.52	261	1.60
Commercial land	3,845	5.95	4,058	5.79	2,990	4.02	4,577	5.87	5,240	9.56
Total commercial loans	23,871	3.60	24,151	3.55	20,497	2.84	21,954	2.89	25,906	4.27

Consumer loans
Home equity	9,295	2.49	10,049	2.61	10,145	2.67	10,636	2.74	9,779	2.81
Manufactured housing	3,085	1.09	3,355	1.20	2,221	0.80	2,197	0.79	2,648	0.96
Marine	125	0.16	139	0.18	90	0.13	29	0.05	63	0.12
Other consumer	265	0.66	275	0.65	228	0.50	306	0.62	131	0.29
Total consumer loans	12,770	1.65	13,818	1.77	12,684	1.64	13,168	1.70	12,621	1.75
Total nonaccrual loans	44,910	1.81	45,891	1.84	45,620	1.77	47,005	1.79	46,574	1.98
Loans 90+ days still accruing	6		43		74		75		51
Restructured loans, still accruing	3,768		3,536		3,340		2,857		3,276
Total nonperforming loans	48,684	1.97%	49,470	1.98%	49,034	1.90%	49,937	1.90%	49,901	2.12%
Other repossessed assets acquired	16,310		18,338		21,579		28,191		21,818
Total nonperforming assets	$64,994		$67,808		$70,613		$78,128		$71,719

     Nonperforming assets at March 31, 2013 decreased $2.8 million or 4.2% from December 31, 2012 and decreased $6.7 million or 9.4% from March 31, 2012. The decreases were principally the result of OREO sales outpacing new foreclosures. Acquired covered nonperforming loans totaled $8.8 million at March 31, 2013, compared with $8.6 million and $15.6 million at December 31, 2012 and March 31, 2012, respectively. Acquired covered OREO totaled $9.7 million at March 31, 2013, compared with $9.6 million and $11.4 million at December 31, 2012 and March 31, 2012, respectively.

     In accordance with ASC 310-10, a loan is considered impaired when First Federal determines it is probable that the principal and interest due under the contractual terms of the loan will not be collected. Loans classified as impaired are placed on nonaccrual status and are included in the tables above as nonaccrual loans. First Federal accounts for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if First Federal, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that First Federal would not otherwise consider. TDRs are included in the tables above, with nonaccruing TDRs incorporated into their respective loan category and accruing TDRs identified separately. See Note 3 to the Consolidated Financial Statements for additional details on impaired loans and TDRs.

     The following table presents net charge-offs by loan category.

FIRST FINANCIAL HOLDINGS, INC.

NET CHARGE-OFFS

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
(dollars in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*
Residential loans
Residential 1-4 family	$1,215	0.50%	$2,756	1.10%	$294	0.12%	$1,070	0.42%	$507	0.21%
Residential land	(144)	(1.13)	257	1.89	403	2.91	78	0.59	701	6.75
Total residential loans	1,071	0.41	3,013	1.13	697	0.26	1,148	0.42	1,208	0.47

Commercial loans
Commercial business	268	0.90	126	0.42	924	3.22	334	1.34	825	3.60
Commercial real estate	2,089	1.74	588	0.46	1,994	1.47	714	0.54	1,462	1.30
Commercial construction	5	1.67	(1)	(0.41)	11	0.56	(2)	(0.05)	(2)	(0.05)
Commercial land	21	0.13	89	0.48	1,037	5.43	723	4.00	1,439	9.87
Total commercial loans	2,383	1.43	802	0.46	3,966	2.14	1,769	0.99	3,724	2.41

Consumer loans
Home equity	1,346	1.42	1,343	1.44	1,125	1.17	2,580	2.71	2,264	2.57
Manufactured housing	1,019	1.45	899	1.29	778	1.12	666	0.97	1,467	2.13
Marine	74	0.38	(19)	(0.11)	146	0.88	82	0.60	361	2.83
Other consumer	170	1.64	295	2.51	269	2.22	428	3.48	469	3.90
Total consumer loans	2,609	1.34	2,518	1.31	2,318	1.20	3,756	1.98	4,561	2.51
Total net charge-offs	$6,063	0.98%	$6,333	0.99%	$6,981	1.07%	$6,673	1.04%	$9,493	1.60%

     Total net charge-offs for the quarter ended March 31, 2013 decreased $270 thousand or 4.3% and decreased $3.4 million or 36.1% from the quarters ended December 31, 2012 and March 31, 2012, respectively. However, the level of future net charge-offs is expected to fluctuate, primarily as residential and home equity problem loans are worked through their credit cycle.

     The following table details classified assets by category.

	March 31, 2013				December 31, 2012
CLASSIFIED ASSETS (dollars in thousands)	Covered Classified		Non-covered Classified	Total Classified	Covered Classified	Non-covered Classified	Total Classified

Residential loans
Residential 1-4 family	$	---	$17,954	$17,954	$1,208	$15,527	$16,735
Residential land		752	1,192	1,944	246	1,071	1,317
Total residential loans		752	19,146	19,898	1,454	16,598	18,052

Commercial loans
Commercial business		1,262	8,452	9,714	1,334	9,654	10,988
Commercial real estate		12,023	45,001	57,024	11,763	52,847	64,610
Commercial construction		---	---	---	---	247	247
Commercial land		1,125	7,471	8,596	1,387	7,744	9,131
Total commercial loans		14,410	60,924	75,334	14,484	70,492	84,976

Consumer loans
Home equity		3,443	16,578	20,021	1,897	15,512	17,409
Manufactured housing		---	3,785	3,785	---	3,578	3,578
Marine		---	175	175	---	192	192
Other consumer		79	285	364	34	343	377
Total consumer loans		3,522	20,823	24,345	1,931	19,625	21,556
Total classified loans		18,684	100,893	119,577	17,869	106,715	124,584
Other repossessed assets acquired		9,677	6,633	16,310	9,608	8,730	18,338
Total classified assets		$28,361	$107,526	$135,887	$27,477	$115,445	$142,922

Classified assets/FFCH tier 1 capital + ALLL			27.61%	34.90%		30.21%	37.41%

     Classified loans at March 31, 2013 decreased $5.0 million or 4.0% from December 31, 2012. The decrease was driven by the continued improvement in credit quality in non-covered classified commercial loans. Acquired covered classified loans increased as a result of continued deterioration in the home equity portfolio.

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

     A committee consisting of members of lending management, credit risk management, executive management and accounting meets at least quarterly to review the credit quality of the loan portfolios and to evaluate the allowance. The portfolio evaluation and allowance calculation process determines specific reserves for impaired loans and general reserves for pools of homogeneous loans to arrive at the required allowance. In addition to being used to categorize risk, First Federal’s internal risk rating system is used as one of the factors to determine the allocated allowance for the loan portfolio. Loans are segmented into categories for analysis based in part on the risk profile inherent in each category. Loans are further segmented into risk rating pools within each category to appropriately recognize changes in inherent risk. While allocations of the allowance may be made for specific loans, the entire allowance is available for any loan that, in management’s judgment, should be charged-off. In addition, an unallocated or non-specific reserve may be deemed necessary based on the committee’s judgment. As of March 31, 2013, there was no unallocated portion of the allowance for loan losses.

     A primary component of determining the reserve factors utilized in the allowance calculation is the actual loss history tracked by major loan category. First Federal currently estimates the losses inherent in the loan portfolio based on a rolling eighteen month historical loss period to evaluate the allowance. The loss history is reviewed by loan sector along with more recent trends, such as one-year and the most recent quarter historical loss ratios, to determine probable losses inherent in the portfolio. First Federal’s policy is to adjust the loss history with internal and external qualitative factors at each period end, as appropriate, given the facts available at the time. The following qualitative factors that are likely to cause estimated credit losses in First Federal’s existing portfolio to differ from historical loss experience include, but are not limited to:

•	changes in lending policies and procedures;
•	changes in economic conditions;
•	changes in the nature and volume of the loan portfolios;
•	experience, ability and depth of management;
•	past due, nonaccrual and classified loan trends;
•	quality of the loan review process;
•	collateral value changes for collateral dependent loans;
•	changes in credit concentrations; and
•	the competitive, legal and regulatory environment.

     Upon completion of the qualitative adjustments, the allowance is allocated to the components of the portfolio based on the adjusted loss rates. The specific reserve associated with impaired loans is primarily determined by estimating loss inherent in each problem credit based on the value of the underlying collateral or by utilizing a discounted cash flow methodology.

     The following table sets forth the changes in the allowance.

	As of and for the Quarters Ended

(in thousands)	March 31, 2013	March 31, 2012

Balance at beginning of period	$44,179	$53,524

Provision for loan losses before benefit from FDIC loss share agreements	9,311	6,745
Benefit from FDIC loss share agreements	(3,339)	---

Provision for loan losses	5,972	6,745

Increase in FDIC Indemnification asset	3,339	---

Charge-offs:
Residential	(1,120)	(1,253)
Commercial	(2,919)	(4,016)
Consumer	(3,237)	(4,802)

Total charge-offs	(7,276)	(10,071)

Recoveries:
Residential	49	45
Commercial	536	292
Consumer	628	241

Total recoveries	1,213	578

Net charge-offs	(6,063)	(9,493)

Balance at end of period	$47,427	$50,776

     The allowance for loan losses was 1.92% of total loans at March 31, 2013, compared with 1.77% of total loans at December 31, 2012 and 2.16% of total loans at March 31, 2012. The increase in the allowance ratio over December 31, 2012 was due to establishing a $4.6 million reserve related to estimated higher losses on acquired Plantation loans based on the ASC 310-30 review discussed previously. Of this amount, $3.3 million was related to acquired covered loans and was recorded as an increase to the FDIC indemnification asset. The increase was partially offset by the continued improvement in historical loss factors and stable credit metrics over the past twelve months. In addition, the change in the allowance ratio from March 31, 2012 was affected by acquiring loans in the Plantation and Liberty acquisitions that are carried at fair value and did not have an associated allowance at acquisition.

     First Federal believes that it uses relevant information available to make determinations about the allowance and that it has established its allowance in accordance with accounting principles general accepted in the United States of America (“GAAP”). Management and the Board have implemented policies surrounding loan loss identification, loan monitoring and allowance for loan loss methodologies, have consistently applied its processes, and have determined that the controls in place are adequate to ensure that the allowance is appropriate as of each balance sheet date. Management believes that the allowance is adequate and sufficient for the risk inherent in the portfolio as of each balance sheet date. If circumstances differ substantially from the assumptions used in determining the allowance, future adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

FDIC Indemnification Asset

     The FDIC indemnification asset at March 31, 2013 was $58.9 million, a decrease of $21.4 million or 26.6% from December 31, 2012 and an increase of $12.6 million or 27.3% over March 31, 2012. The decrease from December 31, 2012 was due to the receipt of $20.7 million in claims reimbursement from the FDIC during the quarter as well as recognizing a potential impairment of $3.8 million on the FDIC indemnification asset related to the Cape Fear acquired portfolio, partially offset by recognizing $3.3 million of potential additional claims to the FDIC related to the Plantation loss share agreement. The increase over March 31, 2012 was the result of establishing a $35.9 million indemnification asset during 2012 to recognize the loss share agreement associated with the Plantation transaction, the $3.3 million added to the FDIC indemnification asset this quarter, and normal accretion, partially offset by the claims reimbursement and amortization of the potential impairment.

Bank Owned Life Insurance

     Bank owned life insurance totaled $51.0 million at March 31, 2013, essentially unchanged from December 31, 2012 and an increase of $51.0 million over March 31, 2012. The increase was the result of establishing a bank owned life insurance program on certain corporate officers as part of a strategy to offset the costs of existing employee benefit plans.

Other Assets

     Other assets totaled $74.8 million at March 31, 2013, a decrease of $2.4 million or 3.2% from December 31, 2012 and a decrease of $18.1 million or 19.5% from March 31, 2012. The decrease from December 31, 2012 was principally the result of a $2.0 million decline in OREO as sales of properties continue to outpace foreclosures, combined with miscellaneous reductions in other asset categories. The decrease from March 31, 2012 was principally due to current tax adjustments recorded and federal tax refunds received during 2012.

Deposits

     Core deposits, which include checking, savings, and money market accounts, totaled $1.7 billion at March 31, 2013, an increase of $53.2 million or 3.2% over December 31, 2012 and an increase of $390.7 million or 29.9% over March 31, 2012. The increases were primarily the result of the Plantation and Liberty acquisitions as well as the continued promotion of retail deposit products and sales processes introduced during 2011 and into 2012. Time deposits at March 31, 2013 totaled $903.4 million, a decrease of $48.1 million or 5.1% from December 31, 2012 and a decrease of $54.7 million or 5.7% from March 31, 2012. The decreases were due to a strategy to focus on core transaction accounts and to reduce high rate retail and wholesale time deposits as they matured.

Borrowed Funds

     Borrowed funds are comprised of advances from the FHLB and long-term debt. Borrowings totaled $280.2 million at March 31, 2013, unchanged from December 31, 2012 and a decrease of $300.0 million or 51.7% from March 31, 2012. The decrease from March 31, 2012 was primarily the effect of prepaying $125.0 million of long-term FHLB advances during the June 30, 2012 quarter as part of the balance sheet repositioning strategy, as well as a shift in funding mix due to the organic growth of core deposits and the acquisition of low-cost deposits from Plantation and Liberty.

Shareholders’ Equity

     Shareholders’ equity at March 31, 2013 was $304.7 million, an increase of $5.0 million or 1.7% over December 31, 2012 and an increase of $26.6 million or 9.6% over March 31, 2012. The increases were due to the effect of net operating results. First Federal’s regulatory capital ratios are in excess of “well-capitalized” minimums, presented in the following table.

	For the Quarters Ended

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

First Financial
Equity to assets	9.47%	9.32%	9.01%	8.69%	8.84%
Tangible common equity to tangible assets (non-GAAP)	7.23	7.07	6.77	6.47	6.70
Book value per common share	$14.50	$14.20	$13.77	$13.45	$12.89
Tangible book value per common share (non-GAAP)	14.04	13.71	13.25	12.91	12.75
Dividends	0.05	0.05	0.05	0.05	0.05
Shares outstanding, end of period (000s)	16,533	16,527	16,527	16,527	16,527

First Financial[1]	Regulatory Minimum for Capital Adequacy Purposes

Tier 1 leverage capital ratio	4.00%	10.72%	10.54%	10.12%	9.79%	10.22%
Tier 1 risk-based capital ratio	4.00	15.30	14.89	14.42	13.89	14.81
Total risk-based capital ratio	8.00	16.58	16.16	15.70	15.16	16.08

	Regulatory Minimum for “Well-Capitalized”

First Federal
Tier 1 leverage capital ratio	5.00%	10.24%	9.97%	9.47%	9.06%	9.00%
Tier 1 risk-based capital ratio	6.00	14.63	14.10	13.50	12.86	13.05
Total risk-based capital ratio	10.00	15.92	15.37	14.78	14.13	14.32

1 Bank holding companies are not subject to the prompt corrective action provisions of the Federal Deposit Insurance Act.

     As a result of First Federal’s charter conversion and Federal Reserve membership in February 2012, First Federal is subject to Federal Reserve Supervisory Letter SR 91-17, which provides guidance that de novo state member banks and converting thrifts maintain a Tier 1 leverage capital ratio of 9.00% for the first three years as a member bank unless an exception is granted.

     On April 25, 2013, First Financial declared a quarterly cash dividend of $12.50 per share on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, payable on May 15, 2013 to preferred shareholders of record as of May 3, 2013. First Financial also declared a quarterly cash dividend of $0.05 per common share, payable on May 23, 2013 to shareholders of record as of May 9, 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

     Contractual obligations and off-balance sheet arrangements are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in First Financial’s 2012 Annual Report on Form 10-K. There have been no material changes to those obligations or arrangements outside the ordinary course of business. See Note 9 to the Consolidated Financial Statements for additional information.

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

     As of March 31, 2013, First Federal had the capacity to borrow an additional $714.6 million from the FHLB of Atlanta, the Federal Reserve, and through federal funds lines with three unaffiliated banks. Neither the line with the Federal Reserve nor the federal funds lines had outstanding balances at March 31, 2013.

First Financial Liquidity

     As a holding company, First Financial conducts its business through its subsidiaries and is not subject to any regulatory liquidity requirements. Potential sources for First Financial’s payment of principal and interest on its borrowings, preferred and common stock dividends and future funding needs include dividends from First Federal and other subsidiaries, payments from existing cash reserves, sales of marketable securities, and additional borrowings or stock offerings. Potential uses of First Financial’s cash and cash equivalents include dividend and interest payments, operating expenses, or capital contributions to its subsidiaries, including First Federal. As of March 31, 2013, First Financial had cash and cash equivalents of $14.1 million, compared with $18.1 million at December 31, 2012. The decrease was primarily the result of quarterly dividend payments to preferred and common shareholders and merger related expenses.

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

     Based on the dynamic gap analysis, First Federal is slightly liability-sensitive within one year, with rate-sensitive liabilities exceeding rate-sensitive assets by $68.8 million or 2.14% of total assets as of March 31, 2013. This is compared with a liability-sensitive position of $119.8 million or 3.73% of total assets as of December 31, 2012. The decrease in the liability-sensitive position was primarily the result of the reduction in certificates of deposit during the current quarter and the addition of core deposits which were placed in repricing periods greater than one year based on their respective historical price sensitivity as discussed above.

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

     An institution which is liability-sensitive would normally have a negative effect on net interest income in a rising rate environment. The opposite would generally occur when an institution has a positive gap position, or is asset-sensitive. Net interest income simulations were performed as of March 31, 2013 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming a static balance sheet composition. Based on the simulations, while First Federal is slightly liability-sensitive, net interest income would be expected to increase from what it would be if rates were to remain at March 31, 2013 levels by 1.29% if market interest rates were to increase immediately by 100 basis points in a parallel shift, while the increase in net interest income would be expected to be approximately 2.12% if market interest rates were to increase immediately by 200 basis points in a parallel shift. While the anticipated increase in net interest income is contrary for an institution with a negative gap, the nominal movement is primarily related to the lag matrix on the repricing of liabilities and the timing and magnitude of asset repricing relative to liabilities. There are fewer assets adjusting immediately, however loans generally move fully with the related index or yield curve change, while deposits may not change on a one-to-one correlation with the index or yield curve. The difference in the rate of change for assets relative to liabilities and the lagged timing of the liability changes has resulted in the projected slight increase in net interest income in a rising rate environment.

     Net interest income simulation for 100 and 200 basis point declines in market rates were not performed at March 31, 2013 as the results would not have been meaningful given the current levels of short-term market interest rates. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Another test measures the economic value of equity at risk by analyzing the impact of an immediate change in interest rates on the market value of portfolio equity. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift in the yield curve), the economic value of equity would increase by 1.80% and increase by 2.90%, respectively, from where it would be if rates were to remain at March 31, 2013 levels. The increases are primarily the result of the core deposit intangibles, which increase in value as interest rates rise. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

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

Critical Accounting Policies and Estimates

     First Financial’s Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the financial institutions industry. Application of these principles requires management to make estimates, assumptions, and complex judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ significantly from these estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses; fair value measurements; income taxes; and business combinations, including the method of accounting for loans acquired and estimating the FDIC indemnification asset. First Financial believes that these estimates and the related policies discussed below are important to the portrayal of its financial condition and results of operations. Therefore, management considers them to be critical accounting policies and discusses them directly with the Audit Committee of the Board of Directors. First Financial’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements contained in First Financial’s 2012 Annual Report on Form 10-K, and the more significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Results of Operations – Critical Accounting Policies and Estimates” in First Financial’s 2012 Annual Report on Form 10-K. For additional information regarding updates, see Note 1 to the Consolidated Financial Statements in this report.

Use of Non-GAAP Financial Measures

     In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as the efficiency ratio, tangible common equity (“TCE”) to tangible assets ratio, tangible common book value (“TBV”) per share, pre-tax pre-provision earnings and adjusted net interest margin. First Financial believes these non-GAAP financial measures provide additional information that is useful to investors in understanding its underlying performance, business and performance trends, and such measures help facilitate performance comparisons with others in the banking industry. Non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious in their use of such measures. To mitigate these limitations, First Financial has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that its performance is properly reflected to facilitate consistent period-to-period comparisons. Although First Financial believes these non-

GAAP financial measures enhance readers’ understanding of its business and performance, they should not be considered in isolation, or as a substitute for GAAP basis financial measures. Readers should consider First Financial’s performance and financial condition as reported under GAAP and all other relevant information when assessing First Financial’s performance or financial condition.

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

     First Financial believes that the exclusion of other intangible assets facilitates the comparison of results for ongoing business operations. The TCE ratio and TBV have become a focus of some investors, analysts and banking regulators. Management believes these measures may assist in analyzing First Financial’s capital position absent the effects of intangible assets and preferred stock. Because TCE and TBV are not formally defined by GAAP or codified in federal banking regulations, these measures are considered to be non-GAAP financial measures. However, analysts and banking regulators may assess First Financial’s capital adequacy using TCE or TBV and, therefore, management believes that it is useful to provide investors the ability to assess its capital adequacy on the same basis.

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

     The following table presents the calculation of these non-GAAP measures.

	As of and for the Quarters Ended

(dollars in thousands, except per share data)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Efficiency Ratio
Net interest income (A)	$33,138	$35,089	$33,197	$31,713	$28,252
Taxable equivalent adjustment (B)	158	168	184	226	182
Noninterest income (C)	15,837	16,173	14,548	32,530	13,182
(Loss) gain on acquisition (D)	---	(661)	---	14,550	---
Net securities (losses) gains (E)	(268)	(144)	189	3,398	(69)
Noninterest expense (F)	35,120	35,357	33,029	39,250	28,709
FHLB prepayment termination charge (G)	---	---	---	8,525	---
Efficiency ratio: (F-G)/(A+B+C-D-E) (non-GAAP)	71.09%	67.69%	69.19%	66.05%	68.87%

Tangible Assets and Tangible Common Equity
Total assets	$3,216,647	$3,215,558	$3,245,487	$3,304,174	$3,145,538
Other intangible assets	(7,573)	(8,025)	(8,478)	(8,931)	(2,310)

Tangible assets (non-GAAP)	$3,209,074	$3,207,533	$3,237,009	$3,295,243	$3,143,228

Total shareholders’ equity	$304,689	$299,641	$292,500	$287,264	$278,043
Preferred stock	(65,000)	(65,000)	(65,000)	(65,000)	(65,000)
Other intangible assets	(7,573)	(8,025)	(8,478)	(8,931)	(2,310)

Tangible common equity (non-GAAP)	$232,116	$226,616	$219,022	$213,333	$210,733

Shares outstanding, end of period (000s)	16,533	16,527	16,527	16,527	16,527

Tangible common equity to tangible assets (non-GAAP)	7.23%	7.07%	6.77%	6.47%	6.70%
Book value per common share	$14.50	$14.20	$13.77	$13.45	$12.89
Tangible common book value per share (non-GAAP)	14.04	13.71	13.25	12.91	12.75

Pre-tax Pre-provision Earnings
Income before income taxes	$7,883	$11,744	$10,183	$20,296	$5,980
Provision for loan losses	5,972	4,161	4,533	4,697	6,745

Pre-tax pre-provision earnings (non-GAAP)	$13,855	$15,905	$14,716	$24,993	$12,725

Impact of Improved Performance of Cape Fear Loan Pool
Net interest income	$33,138	$35,089	$33,197	$31,713	$28,252
Tax equivalent adjustment	158	168	184	226	182

Net interest income on taxable equivalent basis (A)	33,296	35,257	33,381	31,939	28,434
Effect of Cape Fear incremental accretion	(3,849)	(4,048)	(472)	---	---

Net interest income, adjusted (B) (non-GAAP)	$29,447	$31,209	$32,909	$31,939	$28,434

Average earning assets (C)	$2,978,227	$2,994,982	$3,061,432	$3,142,597	$2,967,614
Net interest margin (A)/(C)[1]	4.51%	4.69%	4.35%	4.08%	3.84%
Net interest margin, adjusted (B)/(C) (non-GAAP)[1]	3.99%	4.15%	4.29%	4.08%	3.84%

[1] Represents an annualized rate; calculation is approximate due to differences in industry standards for annualizing underlying average earning assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the information concerning quantitative and qualitative disclosures about market risk contained in Item 7A of First Financial’s 2012 Annual Report on Form 10-K, except as set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk” of this Form 10-Q.

Item 4. Controls and Procedures

     a) An evaluation of First Financial’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of First Financial’s Chief Executive Officer, Chief Financial Officer and First Financial’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating First Financial’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based on their evaluation, First Financial’s Chief Executive Officer and its Chief Financial Officer concluded that First Financial’s disclosure controls and procedures as of March 31, 2013, are effective in ensuring that the information required to be disclosed by First Financial in the reports it files or submits under the Act is (i) accumulated and communicated to First Financial’s management (including the Chief Executive Officer and the Chief

Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     b) There have been no changes in First Financial’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, First Financial’s internal control over financial reporting. First Financial does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, First Financial is subject to various legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2013, First Financial believes that such litigation will not materially affect First Financial’s consolidated financial position or results of operations.

     On March 5, 2013, a purported shareholder of First Financial filed a lawsuit in the Court of Chancery of the State of Delaware captioned Arthur Walter v. R. Wayne Hall et al., No. 8386. On March 25, 2013, another purported shareholder of First Financial filed a lawsuit in the Court of Chancery of the State of Delaware captioned Emmy Moore v. R. Wayne Hall et al., No. 8434. Both lawsuits name First Financial, members of First Financial’ s board of directors and SCBT as defendants, are purportedly brought on behalf of a putative class of First Financial’ s common shareholders and seek a declaration that the lawsuits are properly maintainable as a class action with the named plaintiffs as the proper class representatives. The lawsuits allege that First Financial, First Financial’s board of directors and SCBT breached duties and/or aided and abetted such breaches by failing to properly value the shares of First Financial and agreeing to certain terms of the transaction. First Financial believes that the claims are without merit.

Item 1A. Risk Factors

     There have been no material changes to the risk factors disclosed in First Financial’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Mine Safety Disclosures

     Not applicable.

Item 5. Other Information

     None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2013, by and between SCBT Financial Corporation and First Financial’s Holdings, Inc. (incorporated by reference to First Financial’s Form 8-K filed on February 22, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications of the Principal Executive Officer and Principal Financial Officer.

101*	The following materials from the Quarterly Report on Form 10-Q of First Financial for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Financial Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL HOLDINGS, INC.

Date: May 8, 2013	/s/ Blaise B. Bettendorf

Blaise B. Bettendorf
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)